Form 10-Q
period 1996-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 1996-05-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 1996

                        Commission File Number: 0-23950


                        KENMAR PERFORMANCE PARTNERS L.P.
             (Exact name of registrant as specified in its charter)



         NEW YORK                                               11-2751509
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (203) 861-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                       KENMAR, PERFORMANCE PARTNERS L.P.

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION
     Item 1.     Financial Statements

                 Statements of Financial Condition March 31, 1996 (unaudited) and December 31, 1995
                 (audited).............................................................................        3



                 Statements of Operations for the Three Months
                 Ended March 31, 1996 (unaudited)......................................................        4



                 Statements of Changes in Partners' Capital (Net Asset
                 Value) for the Three Months Ended March 31, 1996
                 (unaudited)...........................................................................        5



                 Notes to Financial Statements.........................................................        6-10



     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................................................        11



PART II - OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K......................................................        14

SIGNATURES.............................................................................................        15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 1996 (unaudited) and December 31, 1995 (audited)
                                ________________



                                                                                    March 31,          December 31,
                                                                                      1996                 1995
                                                                                    -------                ----
ASSETS
   Equity in broker trading accounts
      Cash                                                                        $ 23,274,293         $ 33,373,562
      Net option premiums paid (received)                                              558,532           (1,186,496)
      Unrealized gain on open contracts                                              5,545,586           18,677,574
                                                                                  ------------         ------------

             Deposits with brokers                                                  29,378,411           50,864,640

   Cash and cash equivalents                                                        22,041,891           28,353,208
   Fixed income securities                                                          78,090,693           82,085,930
                                                                                  ------------         ------------

             Total assets                                                         $129,510,995         $161,303,778
                                                                                  ============         ============

LIABILITIES
   Accounts payable                                                               $    121,868         $     73,031
   Commissions and other trading fees
      on open contracts                                                                617,804            1,058,444
   Management fees                                                                     292,581              341,349
   Incentive fees                                                                      102,478            1,309,446
   Redemptions payable                                                               1,725,219            4,743,423
                                                                                  ------------         ------------

             Total liabilities                                                       2,859,950            7,525,693
                                                                                  ------------         ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner - 53.5807 units outstanding at
      March 31, 1996 and December 31, 1995                                             624,590              762,603
   Limited Partners - 10,811.2309 and 10,750.9076 units
      outstanding at March 31, 1996 and December 31, 1995                          126,026,455          153,015,482
                                                                                  ------------         ------------
             Total partners' capital
                (Net Asset Value)                                                  126,651,045          153,778,085
                                                                                  ------------         ------------

                                                                                  $129,510,995         $161,303,778
                                                                                  ============         ============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)
                             ______________________


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    1996                      1995
                                                                                    ----                      ----
INCOME
   Commodity trading gains (losses)
       Realized                                                                 $   (9,911,865)        $  1,071,430
       Change in unrealized                                                        (13,131,988)             898,000
                                                                                --------------         ------------

              Gain (loss) from commodity trading                                   (23,043,853)           1,969,430
                                                                                --------------         ------------
   Other trading gains (losses)
       Realized                                                                        254,140                3,791
       Change in unrealized                                                           (594,319)             107,983
                                                                                --------------         ------------

              Gain (loss) from other trading                                          (340,179)             111,774
                                                                                --------------      ---------------

   Interest income                                                                   1,636,515            2,084,539
                                                                                --------------         ------------

              Total income (loss)                                                  (21,747,517)           4,165,743
                                                                                --------------         ------------
EXPENSES
   Brokerage commissions                                                             4,390,878            3,705,565
   Other trading fees                                                                  562,227              284,730
   Management fees                                                                     946,501              905,893
   Incentive fees                                                                      102,478              911,887
   General Partner administrative fee for
       operating expenses                                                              370,043              391,545
   Cash management service charge                                                       36,893                 (625)
   Legal expense                                                                           400                9,499
                                                                                --------------         ------------

              Total expenses                                                         6,409,420            6,208,494
                                                                                --------------         ------------

              NET (LOSS)                                                        $  (28,156,937)        $ (2,042,751)
                                                                                ==============         ============
NET (LOSS) PER UNIT
   (based on weighted average number of
   units outstanding during the period)                                         $    (2,588.71)        $    (170.41)
                                                                                ==============         ============
(DECREASE) IN NET ASSET
   VALUE PER UNIT                                                               $    (2,575.81)        $    (179.52)
                                                                                ==============         ============

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                            ---------------------







                                                                            Partners' Capital
                                        -------------------------------------------------------------------------------------------
                                                General                            Limited                         Total
                                        -----------------------         ----------------------------    ---------------------------
                                         Units           Amount            Units           Amount          Units          Amount
                                        -------        --------         ----------      ------------    -----------    -----------
Three Months Ended March 31, 1996
- - ---------------------------------

Balances at December 31, 1995           53.5807        $ 762,603        10,750,9076     $153,015,482    10,804.4883    $153,778,085
Net (loss) for the three months
   ended March 31, 1996                                 (138,013)                        (28,018,924)                   (28,156,937)
Additions                                     0                0           522.7897        6,931,971       522.7897       6,931,971
Redemptions                                   0                0          (462.4664)      (5,902,074)     (462.4664)     (5,902,074)
                                        -------        ---------        ------------    ------------      ----------     -----------
Balances at March 31, 1996              53.5807        $ 624,590        10,811.2309     $126,026,455    10,864.8116    $126,651,045
                                        =======        =========        ===========     ============    ===========    ============

Three Months Ended March 31, 1995
- - ----------------------------------

Balances at December 31, 1994           52.2682        $ 688,084        11,884.2564     $156,449,939    11,936.5246    $157,138,023
Net (loss) for the three months
   ended March 31, 1995                                   (7,857)                         (2,034,894)                    (2,042,751)
Additions                                1.0417           12,000           573.8695        6,905,182       574.9112       6,917,182
Redemptions                                   0                0          (705.5725)      (8,713,883)      705.5725      (8,713,883)
                                        -------        ---------        -----------     ------------    -----------    ------------

Balances at March 31, 1995              53.3099        $ 692,227        11,752.5534     $152,606,344    11,805,8633    $153,298,571
                                        =======        =========        ===========     =============   ===========    ============

                                                         Net Asset Value Per Unit
                                     --------------------------------------------------------------

                                      March 31,       December 31,      March 31,       December 31,
                                        1996             1995             1995              1994
                                       ----              ----             ----              ----
                                     $11,656.99       $14,232.80       $12,984.95        $13,164.47
                                     ==========       ==========       ==========        ==========




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              -------------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.    General Description of the Partnership

                 Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership which operates as a commodity investment pool. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to requirements of Futures Commission Merchants and interbank market makers (brokers) through which the Partnership trades.

                 The Partnership is a registrant with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. As a registrant, the Partnership is subject to the regulations of the Securities and Exchange Commission.

           B.    Method of Reporting

                 The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management.

           C.    Commodities

                 Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

           D.    Cash and Cash Equivalents

                 Cash and cash equivalents includes short-term time deposits and cash on deposit at financial institutions.

           E.    Fixed Income Securities

                 Fixed income securities are reported at market value plus accrued interest. Investment transactions are accounted for on the trade date.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                              -------------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.    Brokerage Commissions

                 Brokerage commissions and other trading fees are charged to expense when contracts are opened.

           G.    Income Taxes

                 The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

           H.    Foreign Currency Transactions

                 The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

           I.    Reclassification

                 Certain amounts in the statements of operations for the three months ended March 31, 1995 were reclassified to conform with the three months ended March 31, 1996 presentation.

Note 2.    GENERAL PARTNER

           The General Partner of the Partnership is Kenmar Advisory Corp., which conducts and manages the business of the Partnership. The General Partner is required by the Limited Partnership Agreement to maintain an investment in the Partnership of 1% of the Net Asset Value, up to a total of $500,000.

           A portion of the brokerage commissions paid by the Partnership to certain brokers is, in turn, paid by the brokers to the General Partner.

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors, pursuant to which the Partnership pays monthly management fees of 0% to 1/3 of 1% (4% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                              -------------------


Note 4.    DEPOSITS WITH BROKERS

           The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5.    OTHER EXPENSES

           The General Partner pays all ordinary operating and administrative expenses incurred by the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% of the prior month's beginning Net Asset Value of the Partnership. The Partnership also pays actual amounts incurred in connection with services performed by independent legal counsel.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $6,677 and $63,301 for the three months ended March 31, 1996 and 1995, respectively.

           The Partnership is not required to distribute profits, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.    TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, "derivatives").
           These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                 _____________


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Purchase and sale of futures and options on futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           The Partnership has a substantial portion of its assets on deposit with brokers and dealers in securities and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements in excess of the face value of such agreements. Since forward contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1996 and 1995 was approximately $8,600,000 and $9,100,000, respectively, and the related fair values as of March 31, 1996 and December 31, 1995 were approximately $6,100,000 and $17,500,000, respectively.

           Net trading results from derivatives for the three months ended March 31, 1996 and 1995 are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions and other trading fees. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                 -------------


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           At March 31, 1996 and December 31, 1995, the notional amount of open contracts was as follows:

                                                        March 31,                              December 31,
                                                          1996                                    1995
                                                          ----                                    ----
                                            Contracts to         Contracts to       Contracts to         Contracts to
                                              Purchase               Sell              Purchase               Sell
                                              --------               ----              --------               ----
           Derivatives (excluding
              purchased options)            $932,500,000         $995,000,000      $2,621,900,000      $1,801,900,000
           Purchased options                  52,400,000           21,100,000          27,800,000          25,000,000


           The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

           The General Partner has established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of March 31, 1996 and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The assets of the Partnership are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities") through the direct and indirect retention of professional commodity trading advisors. Certain assets of the Partnership are deposited with commodity brokers and interbank dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for its independent commodity trading advisors (the "Advisors") and are used by the Partnership as margin to engage in trading.


CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of the units of limited partnership interests (the "Units") in the future will affect the amount of funds available for trading Commodities in subsequent periods.

There are three primary factors that affect the Partnership's capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the Limited Partners; and (iii) the capital invested or redeemed by the General Partner. The General Partner has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive Units at their then-current Net Asset Value.


RESULTS OF OPERATIONS. The success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodities sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodities markets in general, the performance of the Advisors, the amount of additions and redemptions, and changes in interest rates. Due to the highly leveraged nature of Commodities trading, small price movements may result in substantial losses. Because of the nature of these factors and their interaction, it is impossible to predict future operating results.

The Partnership has incurred and will continue to incur substantial charges from the payment of brokerage commissions to the Commodity Brokers, management and/or incentive fees to the Advisors and fees to the General Partner. The management fees and administrative fees are payable based upon the Net Asset Value of the Partnership and without regard to the profitability of the Partnership. Brokerage commissions are also payable without regard to the profitability of the Partnership, although such commissions have been, and may continue to be, higher when Advisors experience profits and as a result increase their trading activity. As a result, the Partnership is required to make substantial trading profits to avoid depletion of its assets from the above-mentioned fees and expenses. In addition, because incentive fees are determined and paid separately for each Advisor, the Partnership may pay an incentive fee to an Advisor in a given period due to trading profits earned by that Advisor despite losses experienced by, or lack of any trading profits earned by, other Advisors or the Partnership as a whole.

The futures markets are constantly changing in character and degree of volatility. The process of selecting Advisors is an ongoing one; even after initial selections have been made, the General Partner continues to analyze qualitatively and quantitatively the performance and trading characteristics of current and prospective Advisors in an effort to determine which traders are best suited to the current market environment. Based upon such continuing analysis, the General Partner actively and dynamically reallocates assets among those Advisors currently trading for the Partnership or changes the portfolio of Advisors when the trading environment or an Advisor's individual performance dictates to the General Partner that such change or changes are necessary. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 1996 and 1995.

As of March 31, 1996, the Net Asset Value of the Partnership was $126,651,045 a decrease of approximately 17.6% from its Net Asset Value of $153,778,085 at December 31, 1995. The Partnership's subscriptions and redemptions for the quarter ended March 31, 1996 totaled $6,931,971 and $5,902,074, respectively. For the quarter ended March 31, 1996, the Partnership had losses comprised of ($9,657,725) in realized trading losses, ($13,726,307) in unrealized trading losses and $1,636,515 in interest income compared to profits comprised of $1,075,221 in realized trading profits, $1,005,983 in unrealized trading profits and $2,084,539 in interest income for the same period in 1995. The total income for the first quarter of 1996 decreased by $25,913,260 from the same period in 1995. Expenses increased by $200,926 between these periods. Substantially all of the increase in total expenses was due to an increase in trading fees paid. The Partnership's negative performance for the quarter ended March 31, 1996 resulted primarily from losses in the global interest rates, petroleums, metals and tropicals.

For the reasons described in this section, past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.


LIQUIDITY. Although there is no public market for the Units, a Limited Partner may redeem his Units in the Partnership as of any month-end occurring six months or more after such investment was made.

With respect to the Partnership's trading, in general, the Partnership's trading advisors will endeavor to trade only Commodities that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodities.

In addition, certain Advisors trade on futures markets outside the United States on behalf of the Partnership. Certain foreign exchanges may be substantially more prone to periods of illiquidity than United States exchanges. Further, certain Advisors trade forward contracts which are not traded on exchanges; rather banks and dealers act as principals in these markets. The Commodity Futures Trading Commission does not regulate trading on non-U.S. futures markets or in forward contracts.


SAFE HARBOR STATEMENT. The statements contained herein that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Partnership's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements.
These factors include, without limitation, the factors described above.

                          PART II - OTHER INFORMATION



     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 A.       EXHIBITS.
                          The following exhibit is filed with this report:
                          27 Financial Data Schedule


                 B.       REPORTS ON FORM 8-K.
                          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENMAR PERFORMANCE PARTNERS L.P.


                                   By:  Kenmar Advisory Corp., general partner


Dated:  May 13, 1996               By:  /s/ Robert L. Cruikshank
                                        ------------------------
                                             Robert L. Cruikshank
                                             Executive Vice President
                                             (Duly Authorized Officer
                                             of the General Partner)




Dated:  May 13, 1996               By:  /s/ Thomas J. DiVuolo
                                        ------------------------
                                             Thomas J. DiVuolo
                                             Senior Vice President
                                             (Principal Financial and Accounting
                                             Officer of the Registrant)