Form 10-Q
period 1996-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 1996-08-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: June 30, 1996
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


       Registrant's telephone number, including area code: (203) 861-1000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                -----        -----

                       KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED JUNE 30, 1996
                                     INDEX


                                                                                      PAGE
PART I -   FINANCIAL INFORMATION                                                        ----
   Item 1.  Financial Statements

            Statements of Financial Condition June 30, 1996 (unaudited) and
            December 31, 1995
            (audited)...........................................................       3

            Statements of Operations for the Three Months and Six Months
            Ended June 30, 1996 and 1995 (unaudited)............................       4

            Statements of Changes in Partners' Capital (Net Asset
            Value) for the Six Months Ended June 30, 1996 and 1995
            (unaudited).........................................................       5

            Notes to Financial Statements.......................................       6-10

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and  Results of Operations..........................................       11

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K....................................       14

SIGNATURES......................................................................       15


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 1996 (unaudited) and December 31, 1995 (audited)


                                                        June 30, 1996  December 31, 1995
                                                        -------------  -----------------
ASSETS
 Equity in broker trading accounts                        $31,196,953        $33,373,562
  Cash                                                        277,383         (1,186,496)
  Net option premiums paid (received)                       5,240,537         18,677,574
  Unrealized gain on open contracts                     -------------  -----------------
      Deposits with brokers                                36,714,873         50,864,640
 Cash and cash equivalents                                 13,924,629         28,353,208
 Fixed income securities                                   65,784,863         82,085,930
                                                        -------------  -----------------
      Total assets                                       $116,424,365       $161,303,778
                                                        =============  =================
LIABILITIES
 Accounts payable                                            $133,851            $73,031
 Commissions and other trading fees
  on open contracts                                           650,282          1,058,444
 Management fees                                              265,400            341,349
 Incentive fees                                               476,596          1,309,446
 Redemptions payable                                        6,350,253          4,743,423
                                                        -------------  -----------------
      Total liabilities                                     7,876,382          7,525,693
                                                        -------------  -----------------
PARTNERS' CAPITAL (NET ASSET VALUE)
 General Partner - 53.5807 units outstanding at
  June 30, 1996 and December 31, 1995
 Limited Partners - 9,409.7072 and 10,750.9076 units          614,594            762,603
  outstanding at June 30, 1996 and December 31, 1995      107,933,389        153,015,482

      Total partners' capital                           -------------  -----------------
       (Net Asset Value)                                  108,547,983        153,778,085
                                                        -------------  -----------------
                                                         $116,424,365       $161,303,778
                                                        =============  =================



                             See accompanying notes

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 1996 and 1995 and
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)





                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,

                                                      1996                  1995            1996        1995
                                                      ----                  ----            ----        ----
INCOME
 Commodity trading gains (losses)
  Realized                                        $  2,134,465          $ 28,837,138    $(7,777,400) $29,908,568
  Change in unrealized                                (305,049)           (5,802,804)   (13,437,037)  (4,904,804)
                                          --------------------  --------------------  -------------  -----------
    Gain (loss) from commodity trading               1,829,416            23,034,334    (21,214,437)  25,003,764
                                          --------------------  --------------------  -------------  -----------
 Other trading gains (losses)
  Realized                                            (184,238)              434,834         69,902      438,625
  Change in unrealized                                 247,174               (59,261)      (347,145)      48,722
                                          --------------------  --------------------  -------------  -----------
    Gain (loss) from other trading                      62,936               375,573       (277,243)     487,347
                                          --------------------  --------------------  -------------  -----------
 Interest income                                     1,535,350             2,186,356      3,171,865    4,270,895
                                          --------------------  --------------------  -------------  -----------
    Total income (loss)                              3,427,702            25,596,263    (18,319,815)  29,762,006
                                          --------------------  --------------------  -------------  -----------
EXPENSES
 Brokerage commissions                               3,411,025             5,005,732      8,364,130    8,996,027
 Management fees                                       872,660             1,055,718      1,819,161    1,961,611
 Incentive fees                                        476,596             4,874,580        579,074    5,786,467
 General Partner Administrative fee for
  operating expenses                                   332,207               378,136        702,250      769,681
 Cash management service charge                         61,615                80,220         98,508       79,595
 Legal expenses                                         22,595                26,556         22,995       36,055
                                          --------------------  --------------------  -------------  -----------
    Total expenses                                   5,176,698            11,420,942     11,586,118   17,629,436
                                          --------------------  --------------------  -------------  -----------
    NET INCOME (LOSS)                             $ (1,748,996)          $14,175,321  $ (29,905,933) $12,132,570
                                          ====================  ====================  =============  ===========
NET INCOME (LOSS) PER UNIT
 (based on weighted average number of
 units outstanding during the period)                $ (165.95)            $1,201.35    $ (2,792.85)   $1,020.12
                                          ====================  ====================  =============  ===========
INCREASE (DECREASE) IN NET
 ASSET VALUE PER UNIT                                $ (186.56)            $1,204.11    $ (2,762.37)   $1,024.59)
                                          ====================  ====================  =============  ===========



                             See accompanying notes

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                                  -----------


<Caption)

                                                        Partner's Capital
                                ----------------------------------------------------------------------------------
                                         General                      Limited                     Total
                                         -------                      -------                     -----
                                    Units         Amount        Units         Amount        Units         Amount
                                -------------  ------------  ------------  ------------  ------------  ------------
Six Months Ended June 30, 1996
- ------------------------------
Balances at December 31, 1995         53.5807     $762,603    10,750.9076  $153,015,482   10,804.4883  $153,778,085
Net (loss) for the six months
    ended June 30, 1996                           (148,009)                (29,757,924)                (29,905,933)
Additions                                   0             0      689.4411     8,900,436      689.4411     8,909,436
Redemptions                                 0             0  (2,030.6415)  (24,233,605)  (2,030.6415)  (24,233,605)
                                -------------  ------------  ------------  ------------  ------------  ------------
Balances at June 30, 1996             53.5807      $614,594    9,409.7072  $107,933.389    9,463.2879  $108,547,983
                                =============  ============  ============  ============  ============  ============
Six Months Ended June 30, 1995
- ------------------------------
Balances at December 31, 1995         52.2682      $688,084   11,884.2564  $156,449,939   11,936.5246  $157,138,023
Net income for the six months
    ended June 30, 1996                              56,176                  12,076,394                  12,132,570
Additions                              1.3125        16,000      847.5682    10,813,427      848.8807    10,829,427
Redemptions                                 0             0  (2,094.3798)  (28,404,370)  (2,094.3798)  (28,404,370)
                                -------------  ------------  ------------  ------------  ------------  ------------
Balances at June 30, 1995             53.5807      $760,260   10,637.4448  $150,935,390   10,691.0255  $151,695,650
                                =============  ============  ============  ============  ============  ============
                                               Net Asset Value Per Unit
                                --------------------------------------------------------
                                June 30, 1996  December 31,    June 30,    December 31,
                                -------------     1995          1995          1994
                                               ------------  ------------  ------------
                                   $11,470.43    $14,232.80    $14,189.06    $13,164.47
                                =============  ============  ============  ============



                             See accompanying notes

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A. General Description of the Partnership

                  Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership which operates as a commodity investment pool. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants and interbank market makers (brokers) through which the Partnership trades.

                  The Partnership is a registrant with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. As a registrant, the Partnership is subject to the regulation of the Securities and Exchange Commission.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



               E. Fixed Income Securities

                  Fixed income securities are reported at market value plus accrued interest. Investment transactions are accounted for on the trade date.

               F. Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

               I. Reclassification

                  Certain amounts in the statements of operations for the three months and six months ended June 30, 1995 were reclassified to conform with the 1996 presentation.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                -------------



Note 3.     COMMODITY TRADING ADVISORS

            The Partnership has advisory agreements with various commodity trading advisors, pursuant to which the Partnership pays monthly management fees of 0% to l/3 of 1% (4% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

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

Note 6.     SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

            Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $15,036 and $116,267 for the six months ended June 30, 1996 and 1995, respectively.

            The Partnership is not required to distribute profits, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.     TRADING ACTIVITIES AND RELATED RISKS

            The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Partnership is exposed to both market risk, the risk arising from changes in the

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                -------------



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

            The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1996 and 1995 was approximately $8,700,000 and $13,700,000, respectively, and the related fair values as of June 30, 1996 and December 31, 1995 were approximately $5,500,000 and $17,500,000, respectively.

            Net trading results from derivatives for the three months and six months ended June 30, 1996 and 1995 are reflected in the statement of operations and equal gain (loss) from commodity trading less
            brokerage commissions.   Such trading

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                 ------------


            results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

            At June 30, 1996 and December 31, 1995, the notional amount of open contracts was as follows:

                      June 30, 1996                   December 31, 1995
                      -------------                   -----------------
                       Contracts to    Contracts to    Contracts to    Contracts to
                         Purchase          Sell          Purchase          Sell
                      --------------  --------------  --------------  --------------
Derivatives
(excluding
purchased options)    $1,284,600,000  $1,474,500,000  $2,621,900,000  $1,801,900,000
Purchased options         71,800,000      10,000,000      27,800,000      25,000,000

            The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

            The General Partner has established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and. in certain specific circumstances, distributions and redemptions received.

Note 8.     INTERIM FINANCIAL STATEMENTS

            The statement of financial condition as of June 30, 1996, the statements of operations for the six months ended June 30, 1996 and 1995 and for the three months ended June 30, 1996 and 1995 and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1996 and the results of operations for the six months ended June 30, 1996 and 1995 and for the three months ended June 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The assets of the Partnership are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities") through the direct and indirect retention of professional commodity trading advisors. Certain assets of the Partnership are deposited (i) with banks for yield enhancement and cash management, and (ii) with commodity brokers and interbank dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for its independent commodity trading advisors (the "Advisors") and are used by the Partnership as margin to engage in trading.


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

Set forth below is a comparison of the results of operations of the Partnership for the three month and six month periods ended June 30, 1996 and 1995.

As of June 30, 1996, the Net Asset Value of the Partnership was $108,547,983, a decrease of approximately 14.29% from its Net Asset Value of $126,651,045 at March 31, 1996. The Partnership's subscriptions and redemptions for the quarter ended June 30, 1996 totaled $1,977,464 and $18,331,531, respectively. For the quarter ended June 30, 1996, the Partnership had gains comprised of $1,950,227 in realized trading gains, ($57,875) in change in unrealized trading losses and $1,535,350 in interest income compared to profits comprised of $29,271,971 in realized trading gains, ($5,862,065) in change in unrealized trading losses and $2,186,356 in interest income for the same period in 1995. Total income for the second quarter of 1996 decreased by $22,168,561 from the same period in 1995, while total expenses decreased by $6,244,244 between these periods. Substantially all of the decrease in total expenses was due to a decrease in trading fees and brokerage commissions paid. The Net Asset Value per unit at June 30, 1996 decreased 1.60% from $11,656.99 at March 31, 1996 to $11,470.43 at June 30, 1996. The Partnership's negative performance for the quarter ended June 30, 1996 resulted primarily from losses in European and Pacific Rim interest rates, metals and tropicals.

The Net Asset Value of the Partnership decreased $45,230,102, or 29.41%, from December 30, 1995 through June 30, 1996. The Partnership's subscriptions and redemptions for the six months ended June 30, 1996 totaled $8,909,436 and $24,233,605, respectively. For the six months ended June 30, 1996, the Partnership had losses comprised of ($7,707,498) in realized trading losses, ($13,784,182) in change in unrealized trading losses and $3,171,865 in interest income compared to profits comprised of $30,347,193 in realized trading gains, ($4,856,082) in change in unrealized trading losses and $4,270,895 in interest income for the same period in 1995. Total income for the first months of 1996 decreased by $48,081,821 from the same period in 1995, while total expenses decreased by $6,043,318 between these periods. Substantially all of the decrease in total expenses was due to a decrease in trading fees and brokerage commissions paid. The Net Asset Value per Unit at June 30, 1996 decreased
19.41% from $14,232.80 at December 31, 1995 to $11,470.43 at June 30, 1996. The
Partnership's negative performance for the six months ended June 30, 1996 resulted primarily from losses in global interest rates, petroleums, metals and tropicals.

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

With respect to the Partnership's trading, in general, the Partnership's trading advisors will endeavor to trade only Commodities that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodity.

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

SAFE HARBOR STATEMENT. The statements contained herein that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors should cause the Partnership's actual results, performance or achievements for 1996 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                          PART II - OTHER INFORMATION



   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           A. EXHIBITS.
              The following exhibit is filed with this Report:
              27 Financial Data Schedule.


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


                                KENMAR PERFORMANCE PARTNERS L.P.

                                By:  Kenmar Advisory Corp., general partner


Dated:  August 13, 1996         By:  /s/ Robert L. Cruikshank
                                     ------------------------------------------
                                            Robert L. Cruikshank
                                            Executive Vice President
                                            (Duly Authorized Officer
                                            of the General Partner)




Dated:  August 13, 1996         By:  /s/ Thomas J. DiVuolo
                                     ------------------------------------------
                                            Thomas J. DiVuolo
                                            Senior Vice President
                                            (Principal Financial and Accounting
                                            Officer of the Registrant)