Form 10-Q
period 1996-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 1996-11-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 1996
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

                       KENMAR PERFORMANCE PARTNERS L.P.
                        QUARTER ENDED SEPTEMBER 30, 1996
                                     INDEX

                                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                              ----
   Item 1. Financial Statements

            Statements of Financial Condition September 30, 1996 (unaudited)
            and December 31, 1995 (audited).....................................              3

            Statements of Operations for the Three Months and Nine Months
            Ended September 30, 1996 and 1995 (unaudited).......................              4

            Statements of Changes in Partners' Capital (Net Asset
            Value) for the Nine Months Ended September 30, 1996 and 1995
            (unaudited).........................................................              5

            Notes to Financial Statements.......................................              6-10

   Item 2. Management's Discussion and Analysis of Financial Condition
            and  Results of Operations..........................................             11-13


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.....................................              14

SIGNATURES......................................................................              15

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         September 30, 1996 (unaudited) and December 31, 1995 (audited)




                                                            September 30,   December 31,
                                                                 1996          1995
                                                                 ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                                     $ 33,083,544  $ 33,373,562
    Net option premiums paid (received)                           297,076    (1,186,496)
    Unrealized gain on open contracts                          18,776,697    18,677,574
                                                             ------------  ------------

         Deposits with brokers                                 52,157,317    50,864,640

  Cash and cash equivalents                                     8,792,438    28,353,208
  Fixed income securities                                      52,048,942    82,085,930
                                                             ------------  ------------

         Total assets                                        $112,998,697  $161,303,778
                                                             ============  ============

LIABILITIES
  Accounts payable                                               $171,649       $73,031
  Commissions and other trading fees
    on open contracts                                             797,251     1,058,444
  Management fees                                                 238,341       341,349
  Incentive fees                                                2,443,244     1,309,446
  Redemptions payable                                           4,388,452     4,743,423
                                                             ------------  ------------

         Total liabilities                                      8,038,937     7,525,693
                                                             ------------  ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding at
    September 30, 1996 and December 31, 1995                      684,643       762,603
  Limited Partners - 8,160.6539 and 10,750.9076 units
    outstanding at September 30, 1996 and December 31, 1995   104,275,117   153,015,482
                                                             ------------  ------------

         Total partners' capital
           (Net Asset Value)                                  104,959,760   153,778,085
                                                             ------------  ------------

                                                             $112,998,697  $161,303,778
                                                             ============  ============




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1996 and 1995 and
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                                  -----------

                                              Three Months Ended          Nine Months Ended
                                                September 30,                September 30,
                                              1996         1995           1996            1995
                                              ----         ----           ----            ----
INCOME
  Commodity trading gains (losses)
    Realized                              $ 3,235,087  $ (9,352,888)  $ (4,542,313)  $  20,555,679
    Change in unrealized                   13,536,160    (4,055,186)        99,123      (8,959,990)
                                          -----------  ------------   ------------   -------------

      Gain (loss) from commodity trading   16,771,247   (13,408,074)    (4,443,190)     11,595,689
                                          -----------  ------------   ------------   -------------


  Other trading gains (losses)
    Realized                                 (114,142)       15,300        (44,240)        453,925
    Change in unrealized                      193,496        17,005       (153,649)         65,727
                                          -----------  ------------   ------------   -------------

      Gain (loss) from other trading           79,354        32,305       (197,889)        519,652
                                          -----------  ------------   ------------   -------------

  Interest income                           1,284,606     1,763,244      4,456,471       6,034,139
                                          -----------  ------------   ------------   -------------

      Total income (loss)                  18,135,207   (11,612,525)      (184,608)     18,149,480
                                          -----------  ------------   ------------   -------------

EXPENSES
  Brokerage commissions                     4,065,819     4,285,213     12,429,949      13,281,240
  Management fees                             699,518       897,037      2,518,679       2,858,647
  Incentive fees                            2,443,244        10,780      3,022,318       5,797,247
  General Partner administrative fee
    for operating expenses                    267,456       388,019        969,706       1,157,700
  Cash management service charge               46,943        30,727        145,451         110,322
  Legal expenses                                    0             0         22,995          36,055
                                          -----------  ------------   ------------   -------------

      Total expenses                        7,522,980     5,611,776     19,109,098      23,241,211
                                          -----------  ------------   ------------   -------------

      NET INCOME (LOSS)                   $10,612,227  $(17,224,301)  $(19,293,706)  $  (5,091,731)
                                          ===========  ============   ============   =============

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)    $  1,184.20  $  (1,591.51)  $  (1,905.39)  $     (441.36)
                                          ===========  ============   ============   =============

INCREASE (DECREASE) IN NET
  ASSET VALUE PER UNIT                    $  1,307.36  $  (1,611.64)  $  (1,455.01)  $     (587.05)
                                          ===========  ============   ============   =============




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                                  -----------

                                                                    Partners' Capital
                                       ----------------------------------------------------------------------
                                           General                Limited                        Total
                                       ---------------       ------------------          --------------------
                                       Units    Amount       Units       Amount          Units         Amount
                                       -----    ------       -----       ------          -----         -------
Nine Months Ended September 30, 1996
------------------------------------
Balances at December 31, 1995         53.5807  $762,603   10,750.9076  $153,015,482   10,804.4883  $153,778,085
Net (loss) for the nine months
  ended September 30, 1996                      (77,960)                (19,215,746)                (19,293,706)
Additions                                   0         0      734.3216     9,402,431      734.3216     9,402,431
Redemptions                                 0         0   (3,324.5753)  (38,927,050)  (3,324.5753)  (38,927,050)
                                      -------  --------  ------------  ------------  ------------  ------------

Balances at September 30, 1996        53.5807  $684,643    8,160.6539  $104,275,117    8,214.2346  $104,959,760
                                      =======  ========  ============  ============  ============  ============

Nine Months Ended September 30, 1995
------------------------------------

Balances at December 31, 1994         52.2682  $688,084   11,884.2564  $156,449,939   11,936.5246  $157,138,023
Net (loss) for the nine months
  ended September 30, 1995                      (30,177)                 (5,061,554)                 (5,091,731)
Additions                              1.3125    16,000    1,599.9306    20,379,361    1,601.2431    20,395,361
Redemptions                                 0         0   (2,697.2787)  (36,096,252)  (2,697.2787)  (36,096,252)
                                      -------  --------  ------------  ------------  ------------  ------------

Balances at September 30, 1995        53.5807  $673,907   10,786.9083  $135,671,494   10,840.4890  $136,345,401
                                      =======  ========  ============  ============  ============  ============

                                                          Net Asset Value Per Unit
                           ------------------------------------------------------------------------------------
                           September 30,            December 31,              September 30,         December 31,
                              1996                     1995                       1995                  1994
                              ----                     ----                       ----                  ----
                           $12,777.79              $14,232.80                  $12,577.42            $13,164.47
                           ==========              ==========                  ==========            ==========

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------



Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -----------------------------------------------------------
     A. General Description of the Partnership

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------
         (CONTINUED)
         -----------


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

         I. Reclassification

            Certain amounts in the statements of operations for the three months and nine months ended September 30, 1995 were reclassified to conform with the 1996 presentation.


Note 2.  GENERAL PARTNER
         ---------------

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------




Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has advisory agreements with various commodity trading advisors, pursuant to which the Partnership pays monthly management fees of 0% to 1/3 of 1% (4% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

Note 4.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  OTHER EXPENSES
         --------------

         The General Partner pays all ordinary operating and administrative expenses incurred by the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% of the prior month's beginning Net Asset Value of the Partnership. The Partnership also pays actual amounts incurred in connection with services performed by independent legal counsel.

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital, net of such charges, amounted to $18,286 and $151,643 for the nine months ended September 30, 1996 and 1995, respectively.

         The Partnership is not required to distribute profits, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------




Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1996 and 1995 was approximately $9,500,000 and $12,500,000, respectively, and the related fair values as of September 30, 1996 and December 31, 1995 were approximately $19,100,000 and $17,500,000, respectively.

         Net trading results from derivatives for the three months and nine months ended September 30, 1996 and 1995 are reflected in the statements of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain
         (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
        ------------------------------------------------

     At September 30, 1996 and December 31, 1995, the notional amount of open contracts was as follows:

                                 September 30,                December 31,
                                     1996                         1995
                                     ----                         ----
                         Contracts to   Contracts to   Contracts to    Contracts to
                           Purchase        Sell          Purchase         Sell
                           --------        ----          --------         ----
Derivatives (excluding
  purchased options)    $2,701,600,000  $705,700,000  $2,621,900,000  $1,801,900,000
Purchased options           28,400,000    52,200,000      27,800,000      25,000,000



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

Note 8.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

      The statement of financial condition as of September 30, 1996, the statements of operations for the nine months ended September 30, 1996 and 1995 and for the three months ended September 30, 1996 and 1995 and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and 1995 and for the three months ended September 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The assets of the Partnership are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities") through the direct and indirect retention of professional commodity trading advisors. Certain assets of the Partnership are deposited (i) with banks for yield enhancement and cash management and (ii) with commodity brokers and interbank dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for its independent commodity trading advisors (the "Advisors") and are used by the Partnership as margin to engage in trading.


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

The Partnership has incurred and will continue to incur substantial charges from the payment of brokerage commissions to the Commodity Brokers, management and/or incentive fees to the Advisors and administrative fees to the General Partner. The management fees and administrative fees are payable based upon the Net Asset Value of the Partnership and without regard to the profitability of the Partnership. Brokerage commissions are also payable without regard to the profitability of the Partnership, although such commissions have been, and may continue to be, higher when Advisors experience profits and as a result increase their trading activity. As a result, the Partnership is required to make substantial trading profits to avoid depletion of its assets from the above-mentioned fees and expenses. In addition, because incentive fees are determined and paid separately for each Advisor, the Partnership may pay an incentive fee to an Advisor in a given period due to trading profits earned by that Advisor despite losses experienced by, or lack of any trading profits earned by, other Advisors or the Partnership as a whole.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine month periods ended September 30, 1996.

As of September 30, 1996, the Net Asset Value of the Partnership was $104,959,760, a decrease of approximately 3.31% from its Net Asset Value of $108,547,983 at June 30, 1996. The Partnership's subscriptions and redemptions for the quarter ended September 30, 1996 totaled $492,995 and $14,693,443, respectively. For the quarter ended September 30, 1996, the Partnership had revenues comprised of $3,120,945 in realized trading gains, $13,729,656 in change in unrealized trading gains and $1,284,606 in interest income compared to losses comprised of $(9,337,588) in realized trading losses, ($4,038,181) in change in unrealized trading losses and $1,763,244 in interest income for the same period in 1995. The total income for the third quarter of 1996 increased by $29,747,732 from the same period in 1995, while total expenses increased by $1,911,204 between these periods. The Net Asset Value per unit at September 30, 1996 increased 11.40% from $11,470.43 at June 30, 1996 to $12,777.79 at
September 30, 1996. The Partnership's positive performance for the quarter ended September 30, 1996 resulted primarily from gains in European and Pacific Rim interest rates, petroleums and metals.

The Net Asset Value of the Partnership decreased $48,818,325, or (31.75%) from December 31, 1995 through September 30, 1996. The Partnership's subscriptions and redemptions for the nine months ended September 30, 1996 totaled $9,402,431 and $38,927,050, respectively. For the nine months ended September 30, 1996, the Partnership had losses comprised of ($4,586,553) in realized trading losses, ($54,526) in change in unrealized trading losses and $4,456,471 in interest income compared to profits comprised of $21,009,604 in realized trading gains, ($8,894,263) in change in unrealized trading losses and $6,034,139 in interest income for the same period in 1995. The total income for the first nine months of 1996 decreased by $18,334,088 from the same period in 1995 while expenses decreased by $4,132,113 between these periods. The Net Asset Value per Unit at September 30, 1996 decreased 10.22% from $14,232.80 at December 31, 1995 to $12,777.79 at September 30, 1996.

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


                                 KENMAR PERFORMANCE PARTNERS L.P.


                                  By:  Kenmar Advisory Corp., general partner


Dated:  November 13, 1996         By:  /s/ Robert L. Cruikshank
                                       -----------------------------------
                                       Robert L. Cruikshank
                                       Executive Vice President
                                       (Duly Authorized Officer
                                       of the General Partner)




Dated:  November 13, 1996       By:    /s/ Thomas J. DiVuolo
                                       -----------------------------------
                                       Thomas J. DiVuolo
                                       Senior Vice President
                                       (Principal Financial and Accounting
                                       Officer of the Registrant)