Form 10-K405
period 1996-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 1997-03-31
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-23950

                        KENMAR PERFORMANCE PARTNERS L.P.
             (Exact name of registrant as specified in its charter)


               NEW YORK                        11-2751509
       (State or other jurisdiction    (I.R.S. Employer Identification No.)
    of incorporation or organization)


      TWO AMERICAN LANE, P.O. BOX 5150, GREENWICH, CONNECTICUT 06831-8150
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code:  (203) 861-1000

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the voting securities of the registrant are held by non-affiliates of the registrant.

                                     PART I

ITEM 1.   BUSINESS

     The discussion below and elsewhere in this Form 10-K contains certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1997 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

     OVERVIEW

     Kenmar Performance Partners L.P. (the "Partnership") was formed as a limited partnership on June 24, 1985 under the New York Uniform Limited Partnership Act and adopted the New York Revised Limited Partnership Act (the "Partnership Act") on October 18, 1991. The Partnership maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The Partnership is engaged in the speculative trading of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, spot (cash) commodities and options, warrants and other rights on or pertaining to any of the foregoing, in the United States of America and elsewhere throughout the world ("Commodity Interests") through the retention of independent commodity trading advisors ("Advisors"). The objective of the Partnership's business is appreciation of its assets through the speculative trading of Commodity Interests. To effectuate this purpose, the Partnership is also authorized to purchase the interests of other entities engaged in the business of trading, buying, selling, spreading, swapping and otherwise acquiring, holding and disposing of Commodity Interests.

     In September 1985, the Partnership commenced a private placement of units of limited partnership interests ("Units") in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Partnership began the private placement in 1985, through March 15, 1997, 26,493.86 Units have been sold for a total of $301,106,997. "Net Asset Value" is defined as total assets of the Partnership less total liabilities as determined in accordance with the principles set forth in the Second Restatement of the Limited Partnership Agreement of the Partnership, dated September 1, 1993, as amended December 1, 1995 (the "Partnership Agreement"), or where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis. The term "Net Asset Value Per Unit" is defined in the Partnership Agreement to mean the Net Asset Value of the Partnership divided by the number of Units issued and outstanding as of the date of computation. Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment. The Disclosure Document is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

     Since September 1985, the Partnership has engaged in the speculative trading of Commodity Interests and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2013 or the occurrence of any of the events set forth in
Section 8.1 of the Partnership Agreement. The Partnership Agreement also provides that, after having been a Limited Partner for six months and upon ten business days prior written notice, a Limited Partner may require the Partnership to redeem all or part of its Units effective as of the close of business on the last day of any month at the Net Asset Value thereof on such date. In addition, pursuant to the Partnership Agreement, the General Partner may, in its sole discretion, and on ten (10) days' notice, require a Limited Partner to redeem all or part of its Units in the Partnership as of the end of any month.

     The Partnership's general partner is Kenmar Advisory Corp. (the "General Partner"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of the General Partner. In accordance with the provisions of the CEAct and the rules of the National Futures Association (the "NFA"), the General Partner is registered as a commodity pool operator, the Advisors are registered as commodity trading advisors and the Commodity Brokers (as defined below) required to be registered as futures commission merchants are registered as such, each subject to regulation by the "CFTC." Each is also a member of the NFA in its respective capacity.

     The General Partner, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. The General Partner (i) selects and monitors the independent Advisors and the Commodity Brokers; (ii) allocates and/or reallocates assets of the Partnership among the Advisors; (iii) determines if an Advisor or Commodity Broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by the Advisors retained by the General Partner. In addition, the General Partner selects the commodity brokers that will clear trades for the Advisors. Refco, Inc. ("Refco") and ING (U.S.) Securities, Futures & Options ("ING Futures & Options") are currently the Partnership's futures commission merchants, and ING Derivatives (London) Limited ("ING Derivatives") and Refco Capital Markets Ltd. ("Refco Capital Markets") are the Partnership's foreign exchange dealers (Refco, ING Futures & Options, ING Derivatives and Refco Capital Markets are collectively referred to herein as the "Commodity Brokers").

     The Partnership itself does not have any employees. Rather, the General Partner employs 40 persons (as of March 15, 1997) and provides the Partnership with the services of research, fund administration, client support (marketing) and management information systems and analysis personnel to conduct its operational activities.

     The General Partner believes that the most effective means of controlling the risks of trading Commodity Interests is through a diversified portfolio of Advisors. In general, the General Partner has sought to produce high returns while controlling risk through the selection of two or more Advisors, often with diverse trading methodologies. The General Partner's ability to manage the Partnership is dependent upon an informed and aggressive management style, one that identifies and acts quickly and decisively on shifting market trends. Market conditions must dictate the selection of a portfolio of Advisors and the reallocation of assets among the Advisors. Therefore, when market conditions suggest that an alternative trading style or methodology might be better suited to the current market environment, the General Partner alters the portfolio of Advisors or the allocation of assets among the Advisors, without prior notice to, or the approval of, the Limited Partners.

     The Partnership is not an operating company with "traditional" income or expenses. It is a stand-alone investment vehicle that offers investors the opportunity to participate in Commodity Interests under the guidance of professional Advisors.

FEES AND EXPENSES

     Due to the General Partner's active and dynamic allocation and reallocation of the Partnership's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Partnership as of March 15, 1997.

     ADMINISTRATIVE FEE. In partial payment of the General Partner's assuming the substantial financial burden of paying all the operating and administrative expenses of the Partnership (other than the legal fees and expenses of independent counsel and extraordinary expenses), each month the Partnership pays to the General Partner an Administrative Fee equal to 1/12 of 1% (1% annually) of the prior month's beginning Net Asset Value of the Partnership. Ordinary administrative expenses include but are not limited to accounting, auditing, recordkeeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information for Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), and other expenses incurred by such persons and by the General Partner and affiliates in providing services to the Partnership.

     ADVISORS' MANAGEMENT FEES. The Partnership pays each Advisor a monthly management fee ranging from .0208% to .3333% of the Net Asset Value of the assets allocated to each Advisor for management (each, an "Advisor's Portion"), prior to reduction for this fee and the Advisor's Incentive Fee, if any (as described below), adjusted, with respect to certain Advisors, to reflect the leverage at which such Advisor trades its Portion.

     ADVISORS' INCENTIVE FEES. In addition to the above, the Partnership pays each Advisor an incentive fee ranging from 15% to 25% of the appreciation on that Advisor's Portion. The General Partner will not receive any portion of the fees payable to any Advisor. The Partnership may enter into substantially similar compensation arrangements with other Advisors.

     Any incentive fees paid to an Advisor will be retained by it even if that Advisor subsequently experiences losses. No subsequent payment will be made to that Advisor, however, until that Advisor's Portion again experiences Net New Trading Profits. In general, "Net New Trading Profits" are the net trading profits earned on an Advisor's Portion (excluding interest or interest-equivalent income), decreased by brokerage commissions (paid and change, if any, in accrued), and decreased by the management fee, if any, with all such items determined from the first day of the calendar quarter that immediately follows the last calendar quarter for which an incentive fee was earned by the Advisor (or, if no incentive fee was earned previously by the Advisor, from the date such Advisor was allocated its Advisor's Portion) to the close of business on the last day of the calendar quarter with respect to which such incentive fee calculation was made. Moreover, because each Advisor is treated separately, it is possible that one or more Advisors may receive incentive fees during the same periods for which the Partnership and other Advisors sustain a net loss.

     BROKERAGE COMMISSIONS. The Partnership's current brokerage expenses range from $9.56 to $30 per roundturn transaction plus non-member exchange fees, clearing fees and NFA transaction fees. United States exchange fees (including NFA fees) range from approximately $1.24 to $2.84 per roundturn transaction. Foreign exchange fees range from approximately $1.18 to $16 per roundturn transaction, except that foreign exchange fees on certain Japanese financial instruments are $55 per roundturn transaction. For managing the Partnership's investment with the Advisors, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to each. Refco and ING Futures & Options retain no more than $10 per roundturn transaction, Refco Capital Markets no more than $5.75, and ING Derivatives no more than $4.00. Each remits the remainder to the General Partner as compensation for managing the Partnership.

The General Partner may, in its sole discretion, negotiate brokerage commissions with other commodity brokers on such terms as it deems in the best interest of the Partnership, which may or may not be similar to the above brokerage arrangements.

     LEGAL FEES AND EXPENSES. The Partnership will be responsible for all legal fees, expenses (such as outside counsel's fax and copying charges) and disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Legal fees for fiscal 1996 were approximately $36,000.

     EXTRAORDINARY EXPENSES. The Partnership is responsible for all extraordinary expenses (i.e., litigation expenses) incurred on behalf of the Partnership. As of the date of this Annual Report, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

     OTHER EXPENSES OF THE LIMITED PARTNERS. Although not an expense of the Partnership, upon initially investing in the Partnership, investors may be subject to a selling commission payable to independent selling agents, equal to up to 5% of the then current Net Asset Value per Unit, unless the payment of all or any portion of such amount is waived by the selling agent.

     INTEREST ON ASSETS. Each month, the Partnership receives all interest or interest-equivalent income actually earned on the Partnership's assets during that month.

     The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.


                                                    YEAR ENDED DECEMBER 31,
                                       1996     1995     1994     1993     1992
                                                    (IN THOUSANDS)
Brokerage Commissions...............  $15,905  $17,165  $20,007  $11,511  $4,332
Management Fees.....................    3,317    3,774    4,231    2,326   1,701
Incentive Fees......................    6,406    7,107    5,900    3,804     391
General Partner's Management Fees...        0        0      786      894   1,132
General Partner's Administrative Fee
for Operating Expenses                  1,233    1,497    1,499      656     408
Other Expenses......................      228      191      358      135     266

CONFLICTS OF INTEREST

     THE GENERAL PARTNER. The General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to the Commodity Brokers. Thus, the General Partner has a conflict between its responsibility to limit or reduce brokerage commissions and its interest in arranging for higher fees for itself by selecting Advisors who trade more actively over Advisors who trade less actively.

     The General Partner is authorized under the Partnership Agreement to set the compensation it shall receive for its services as general partner of the Partnership. As such, the General Partner has a conflict of interest between limiting fees paid by the Partnership and generating fees for itself.

     The General Partner and its affiliates currently manage other commodity pools and managed accounts, each with a different combination of Advisors, and intend to continue to solicit and manage the trading for these other commodity pools and managed accounts. Thus, the General Partner and its affiliates may be subject to conflicting demands in respect of allocating management time, services and other functions between the activities they have undertaken with respect to the Partnership and the activities they have undertaken or will undertake with respect to other investors, commodity pools, managed accounts and/or Advisors. Additionally, the greater the amount of assets managed by the General Partner, the more difficult it may be for the General Partner to maintain the quality of these services.

     The General Partner may also have a conflict of interest between its responsibility to select the best Advisors for the Partnership and its responsibility to select the best Advisors for the other commodity pools and managed accounts for which it serves as manager, because other pools may have fee structures more advantageous to the General Partner.

     The General Partner and its affiliates maintain business relationships unrelated to the Partnership with commodity trading advisors. In particular, affiliates of the General Partner have entered into, and may in the future enter into, marketing agreements with commodity trading advisors pursuant to which such affiliates are compensated for providing marketing services to such advisors and for getting assets placed under the management of such advisors. In addition, pursuant to an agreement among Kenmar, an introducing broker (which is under common control with an Advisor currently trading for the Partnership) and one of the Commodity Brokers, the introducing broker receives from the Commodity Broker a portion of the brokerage commissions generated by accounts managed by the General Partner and its affiliates and pools operated by the General Partner and its affiliates that clear through the Commodity Broker, except that the introducing broker does not receive brokerage commission rebates with respect to transactions executed on behalf of the Partnership by its affiliated Advisor. In allocating the Partnership's assets among Advisors and in determining which Advisors to retain or dismiss, the General Partner may also have a conflict of interest between allocating funds to Advisors who otherwise conduct trading on behalf of, or who otherwise have a business relationship with, the General Partner and/or its affiliates and allocating funds to Advisors with which the General Partner and/or its affiliates has no present relationship.

     The General Partner and the Commodity Brokers maintain business relationships unrelated to their efforts on behalf of the Partnership. Thus, the General Partner has a conflict between its responsibility to negotiate an amount and form of compensation to be paid the Commodity Brokers that best serves the Partnership's interests and the General Partner's desire to maintain its business relationships with the Commodity Brokers.

     Neither the General Partner nor any of its affiliates, principals, directors, officers or employees ("Related Persons") currently trade Commodity Interests for their own accounts, although it is possible that they may do so in the future. The records of such trading would not be available to the Limited Partners. If the General Partner or a Related Person were to trade for their own accounts they could take positions either similar or opposite to positions taken by the Partnership, and/or the Partnership and such Related Persons could from time to time be competing for similar Commodity Interests. Orders placed by the General Partner or a Related Person to trade Commodity Interests for their proprietary accounts may reach the market either before or after similar orders are placed for the Partnership, and this difference in timing may result in the Partnership receiving less favorable (or more favorable) prices than those received by such proprietary accounts. Neither the General Partner nor any Related Person places orders for any Advisor and, therefore, neither the General Partner nor any Related Person has control over such timing. It is also possible that the positions taken by such proprietary accounts may not be held for the same period of time as those positions taken by the Partnership. Thus, it is unlikely that trading results in such proprietary accounts would be the same as the performance in the Partnership's account.

THE ADVISORS. Subject to certain limitations, one or more of the Advisors manage other commodity pools and/or managed accounts as well as trade for their own proprietary accounts. Since at least some of the Advisors are trading and will continue to trade other client accounts, such Advisors may be subject to conflicting demands in respect of allocating management time, services and other functions between the Partnership and other client accounts. In particular, such Advisors may have a conflict of interest when rendering advice to the Partnership, because its compensation for managing some other client account may differ from its compensation for managing the Partnership's account, and therefore may provide an incentive to favor such other account.

     An Advisor may in the future develop and furnish to, or employ on behalf of, other investors trading methods or strategies for trading Commodity Interests similar to or different from those employed and traded on behalf of the Partnership's account and pursuant to which such other investors may take positions similar to or opposite from positions taken by the Partnership.
Thus, no assurance may be given that the trading results in such other accounts will be the same as the performance in the Partnership's account.

     Some of the Advisors or their employees currently trade Commodity Interests for their own account and any or all could do so in the future. Such trading activity could differ from the trading activity of the Partnership.
For example, the trading positions taken and the length of time such positions are held by the Partnership could differ from those taken with respect to a proprietary account. In addition, such proprietary accounts could be charged brokerage commissions in a significantly different form and amount than those charged the Partnership and, as a result, an Advisor could be more or less likely to modify, liquidate or open a position for that account than for the Partnership's account. Orders for trades for such proprietary accounts could be placed either before or after similar orders are placed for an Advisor's other investor accounts, and this difference in timing could result in the investor accounts receiving less favorable (or more favorable) prices than those received by such proprietary accounts. Thus, no assurance may be given that the trading results in such proprietary accounts will be similar to the performance in the Partnership's account.

     The CFTC and certain United States commodity exchanges have established "speculative position limits" that limit the net long or net short speculative position any person(s) may hold, own or control in a particular Commodity Interest on any given day. An Advisor and its principal(s) may, on any given day, trade up to the position limit established by such regulatory authorities and, therefore, might be unable to trade those Commodity Interests for the Partnership. It is not known what effect such inability to trade would have on the performance results of the Partnership.

     In excess of seventy percent of the assets under the management of Dennis Trading Group, Inc. ("DTG"), an Advisor for the Partnership, are assets of client pools and accounts managed by the General Partner and its affiliates. This could have an influence on how DTG does business with the General Partner and the Partnership.

     THE COMMODITY BROKERS. The Commodity Brokers effect transactions for their customers (including public and private commodity pools) in addition to the Partnership, and such other customers may compete with the Partnership's transactions, including with respect to priority of order entry. In addition, employees of the Commodity Brokers may trade for their own accounts. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the Commodity Brokers could effect transactions for the Partnership in which the other parties to the transactions are the Commodity Brokers' officers, directors, employees, customers or affiliates. Such persons might also compete with the Partnership in making purchases or sales of Commodity Interests without knowing that the Partnership is also bidding on such Commodity Interests. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Partnership are not executed or are executed at less favorable prices. However, in entering orders for the Partnership and such other customer accounts, the Commodity Brokers will use their good faith, best efforts to achieve an equitable treatment of all accounts, including with respect to priorities of order entry and allocations of executed trades. In addition, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer's trades for its own or its other customers' benefit.

     RECOURSE BY LIMITED PARTNERS. In evaluating the foregoing potential and actual conflicts of interest, Limited Partners should be aware that the General Partner has a responsibility to the Limited Partners to exercise good faith and fairness in all dealings affecting the Partnership. The responsibility of a general partner to limited partners is a changing area of the law and Limited Partners who have questions concerning the responsibilities of the General Partner should consult their legal counsel. In the event that a Limited Partner believes that the General Partner has violated its responsibilities, the Limited Partner may seek legal relief for himself and all other similarly situated Limited Partners or on behalf of the Partnership under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, Limited Partners are afforded certain rights to institute reparation proceedings under the CEAct for violations of the CEAct or of any rule, regulation or order of the CFTC by the General Partner or a Commodity Broker. A Limited Partner may also institute legal proceedings in court against the General Partner, the Commodity Brokers or an Advisor for certain violations of the CEAct or rules, regulations or orders of the CFTC. Excessive trading of the Partnership's account has been held to constitute a violation of the antifraud provisions of the CEAct. Limited Partners should be aware that it may be difficult to establish that excessive trading has occurred due to the broad trading discretion given to the General Partner in the Partnership Agreement and the Advisors in the Management Agreements, exculpatory provisions in the Partnership Agreement and in the Management Agreements, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

     Under the exculpatory provisions of the Partnership Agreement, the General Partner shall not be liable to the Partnership or to any of the Partners except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or bad faith. Purchasers of Units may have a more limited right of action than they would absent such limitations.

     The Partnership has agreed to indemnify the General Partner and its shareholders, officers, directors, employees, and agents against any loss, liability, damage, costs, or expense resulting from any claim, action, or proceeding relating to the business or activities undertaken by them on behalf of the Partnership or actions taken or omitted to be taken by the General Partner in its capacity as such, provided that the conduct of such person did not constitute willful malfeasance or gross negligence and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership. In any action brought by a Limited Partner in the right of the Partnership to which the General Partner or any other person indemnified pursuant to the foregoing are party defendants, any such person will be indemnified by the Partnership only to the extent and subject to the conditions specified in the Partnership Act.

     Notwithstanding the foregoing, in any action brought by a Limited Partner in the right of the Partnership, Kenmar may be indemnified only to the extent and subject to the conditions specified in the Partnership Act. Also, indemnification of the General Partner or its affiliates by the Partnership will be limited for losses and liabilities resulting from violations of United States federal, state or foreign securities laws in connection with the offer or sale of Units. The CFTC has issued a statement of policy relating to indemnification of officers and directors of a futures commission merchant (such as a Commodity Broker) and its controlling persons, under which the CFTC has taken the position that whether such indemnification is consistent with the policies expressed in the CEAct will be determined by the CFTC on a case-by-case basis.

COMMODITY INTEREST TRADING AND THE ADVISORS

     The profitability of Commodity Interest trading depends in large part upon the accurate forecasting of price moves or trends in some Commodity Interests. No assurance can be given as to the accuracy of any Advisor's forecasts or that any Advisor's trading methods, strategies or decisions will be successful.

     Although an oversimplification, most Advisors use varying mixtures of technical and fundamental analysis. A trading approach based on fundamental analysis attempts to examine external factors (such as governmental policies, national and international political and economic events, changing trade prospects and similar factors that affect the supply and demand for a particular Commodity Interest) to predict Commodity Interest prices. A limiting factor in the use of fundamental analysis is that the analyst may not have knowledge of all of the pertinent factors affecting supply and demand of a particular commodity. Prices may be affected by factors the analyst did not consider.

     A trading approach based on technical analysis attempts to examine objective data (such as actual daily, weekly and monthly price fluctuations, volume variations, and changes in open interest and other related mathematical, statistical or quantitative data) to predict Commodity Interest prices. A limiting factor in the use of technical analysis is that such an approach generally requires price movement data that can be translated into price trends sufficient to dictate a market entry or exit decision. No assurance can be given as to the existence of major price moves. Moreover, a trading method or strategy will not be profitable if there are no price moves or trends of the kind the method or strategy seeks to identify and follow. In the past there have been periods without discernible trends and, presumably, such periods will continue to occur in the future. Periods without such price moves may produce losses. In addition, any factor that would lessen the prospect of major trends occurring in the future (such as increased governmental control of or participation in the markets) may reduce the prospect that a particular trading method will be profitable in the future. Finally, a technical trading approach may underperform other trading approaches when fundamental factors dominate price moves within a given Commodity Interest market.

     Regardless of whether a trader uses fundamental analysis, technical analysis or some combination of the two or some other method, any factor that would make it more difficult to execute trades at desired prices in accordance with the signals of that trading method (such as a significant lessening of liquidity in a particular market) would be detrimental to profitability. Also, many Advisors may utilize similar analyses in making trading decisions; therefore, bunching of buy and sell orders can occur, which makes it more difficult for a position to be taken or liquidated.

     The development of a Commodity Interest trading strategy is a continual process. As a result of further analysis and research into the performance of an Advisor's methods, changes may have been made from time to time in the specific manner in which these trading methods evaluate price movements in various Commodity Interests; it is likely that similar revisions will be made in the future. As a result of such modifications, the trading methods that may be used by an Advisor in the future might differ from those presently being used. Limited Partners will not be informed of such changes in Advisor's trading methods. Additionally, trading decisions of discretionary Advisors require the exercise of judgment. The decision not to trade certain Commodity Interests or not to make certain trades may result at times in missing price moves and hence profits of great magnitude, which other Advisors willing to trade these Commodity Interests may be able to capture.

     Certain Advisors may also engage in transactions in physical commodities, including exchange for physical transactions. An exchange for physical ("EFP") is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties, and such prices may, under certain circumstances, vary significantly from the actual prices at which the transactions are traded on the relevant exchanges.

SYNOPSIS OF THE ADVISORS

     The Commodity Futures Trading Commission only requires disclosure of "Major Advisors", i.e., those allocated at least ten percent of the Partnership's assets. Set forth below is a brief description of the portfolio of Major Advisors trading for the Partnership as of March 15, 1997, which differs in part from the portfolio of Advisors in 1996.

     DENNIS TRADING GROUP, INC. The principals of Dennis Trading Group, Inc. ("DTG") are Richard J. Dennis and Thomas A. Dennis. DTG employs a multisystem, computerized strategy comprised of a number of distinct proprietary trading systems which can be classified as either trend-following or counter-trend in nature. Based on DTG's on-going research, the number of systems will vary dynamically over time. In addition, the systems vary in their trade duration; DTG seeks to profit from short, intermediate, and long-term market opportunities with signal generation based on the study of price movement both on a daily and intra-day basis. DTG's portfolio is broadly diversified throughout the global market sectors including currencies, interest rates, stock indices, energies, metals, agriculturals, soft commodities and meats.
The compounded annual rate of return for DTG from May 1994 through February 1997 is 77.8%.

     EMC CAPITAL MANAGEMENT, INC. The principals of EMC Capital Management, Inc. ("EMC") are Elizabeth A. Cheval and Jeffrey D. Izenman. The trading strategy EMC utilizes for the Partnership is technical and trend-following.
EMC may trade in more than ten Commodity Interests at one time, including, but not necessarily limited to, precious metals, U.S. and foreign financials, stock indices, certain foreign currencies, grains and grain products, crude oil and oil products, sugar and coffee. EMC began trading for the Partnership in October 1990. The compounded annual rate of return for EMC and its principals from January 1985 through February 1997 is 43.2% in the trading strategy utilized for the Partnership.

     NESSLER FUTURES TRADING CO. Peter Nessler, Jr. is the sole principal of Nessler Futures Trading Co. ("Nessler"). The trading methods used by Nessler are based upon both fundamental and technical analysis, with the ultimate determinations made on the basis of fundamental analysis. Nessler trades primarily in the agricultural futures and options, but may trade non-agricultural futures and options on occasion. Nessler began trading for the Partnership in May 1992. The compounded annual rate of return for Nessler from January 1988 through February 1997 is 8.0%.

     SHERIDAN INVESTMENTS INC. Donald M. Newell, President of Sheridan Investments Incorporated ("Sheridan"), and Gary G. Knight, Managing Director, are the company's sole shareholders and principals. Mr. Newell has also been a principal of LaSalle Portfolio Management, a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on the U.S. fixed income markets, seeking to add value to a long fixed income portfolio through a variety of option related strategies. Risk is controlled by paying close attention to market volatility as well as through defensive option strategies designed to cap potential losses. Sheridan began trading for the Partnership in March 1995. The compounded annual rate of return for Sheridan from February 1992 through February 1997 is 7.96%.

     SJO, INC. The principals of Sjo, Inc. ("Sjo") are Susan Sjo, Stig E. Ostgaard and Irwin M. Berger. Sjo is trading its Foreign Financial Futures Program for the Partnership. This trading program utilizes the primary trading system which identifies major price trends and initiates positions in the direction of such trends. The Foreign Financial Futures Program utilizes multiple-time-frame, technical, trend-following models. Trading takes place in the foreign financial futures of Australia, Germany, UK, France, Japan, Italy and Switzerland. Sjo began trading for the Partnership in January 1992. The compounded annual rate of return for Sjo's Foreign Financial Futures Program from February 1989 through February 1997 is 29.4%.

     WILLOWBRIDGE ASSOCIATES INC. The principals of Willowbridge Associates Inc. ("Willowbridge") are Philip L. Yang, Michael Y. Gan, Theresa C. Morris, Richard G. Faux, Jr., John C. Plimpton, James J. O'Donnell and Steven R. Crane. Willowbridge will trade its XLIM Trading Approach ("XLIM"), which is traded on a discretionary basis by Mr. Yang. Trading decisions are based primarily on Mr. Yang's analysis of technical factors, fundamentals and market action. XLIM trades are selected from a wide variety of futures contracts, forwards, spot and options on United States and international markets, including, but not limited to, financial instruments, currencies, precious and base metals and agricultural commodities. Mr. Yang reserves the right to change the portfolio composition of XLIM. Willowbridge began trading for the Partnership in December 1995. The compounded annual rate of return for XLIM from February 1988 through February 1997 is 33.5%.

     WIZARD TRADING, INC. Jack Schwager and Louis Lukac are equal principals and shareholders of Wizard Trading Inc. ("Wizard"). Wizard employs a computerized, multi-system approach which incorporates trend-following, counter-trend and pattern recognition modules. Variables reviewed by the system include, but are not limited to, price, volume, open interest and sentiment. In addition to the trading modules, Wizard also employs two different money management overlay designed to control individual market and total portfolio risk. Positions can be taken in a wide variety of global futures markets including interest rate contracts, currencies, stock indices, metals, agriculturals, meats and soft commodities. The compounded annual rate of return for Wizard from November 1993 through February 1997 is 15.8%.

THE COMMODITY BROKERS

     The General Partner has responsibility for selecting and monitoring the Partnership's commodity brokers. The General Partner has selected Refco and ING Futures & Options to act as the Partnership's futures commission merchants and ING Derivatives and Refco Capital Markets to act as the Partnership's foreign exchange dealers.

     The Partnership and the Commodity Brokers have entered into non-exclusive Customer Agreements that provide that the Commodity Brokers may execute some and will clear all Commodity Interests transactions by or on behalf of the Partnership in accordance with the instructions provided to the Commodity Brokers by the Advisors. The Commodity Brokers are responsible for holding and maintaining certain Partnership assets; executing some and clearing all Commodity Interests transactions; preparing and transmitting daily confirmations of transactions and monthly statements of account; calculating equity balances and margin requirements; and performing similar transaction-related administrative functions. The Customer Agreements provide that the Partnership will post margin as required.

     REFCO, INC. Refco is an Illinois corporation with a principal place of business at 111 West Jackson Boulevard, Chicago, Illinois 60604-3593 and a telephone number of (312) 930-6500. Refco is registered as a futures commission merchant with the CFTC and is a member of the NFA in such capacity.

     According to Refco, as of March 15, 1997, neither Refco nor any of its principals has been the subject of any administrative, civil, or criminal action whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except the actions discussed briefly below. The descriptions of these actions are based solely upon information provided by Refco.

     On March 12, 1992, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 92-15) alleging that Refco failed to keep the office orders of Mr. Ray E. Friedman (then a director of Refco), failed to supervise Mr. Friedman*s personal trading, was derivatively liable for Mr. Friedman*s alleged violations of speculative position limits, and had thereby violated earlier cease and desist orders. Without admitting any of the CFTC allegations, Refco settled this matter in order to avoid protracted litigation costs by paying a civil penalty of $440,000 and by agreeing to a cease and desist order.

     On December 20, 1994, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 95-2) in which Refco was alleged to have violated certain financial reporting, recordkeeping and segregation provisions of the Commodity Exchange Act and CFTC regulations as a result of some reporting and investment practices of Refco during 1990 and 1991. Without any hearing on the merits of the CFTC allegations and without admitting any of the allegations, Refco settled the matter and agreed to payment of a $1,250,000 civil penalty, entry of a cease and desist order, and appointment of an independent consultant to review Refco's financial manual.

     On January 23, 1996, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 96-2) in which Refco was alleged to have violated certain segregation and supervision requirements and prior cease and desist orders. The CFTC allegations concerned Refco's consolidated margining of certain German accounts which were maintained at Refco from 1989 through April 1992. Refco simply executed and cleared transactions for these accounts in accordance with client instructions; Refco had no role in raising funds from investors or in the trading decisions for these accounts. Refco had received what it considered appropriate authorization from the controlling shareholder of the accounts* promoters to margin the accounts and transfer funds between and among the accounts on a consolidated basis. The CFTC maintained that Refco should not have relied upon such authorizations for the final consolidation of the accounts. Without admitting any of the CFTC allegations or findings, Refco settled the proceeding and agreed to payment of a $925,000 civil penalty, entry of a cease and desist order, and implementation of certain internal controls and procedures.

     ING FUTURES & OPTIONS INC. ING Futures & Options, is a duly registered futures commission merchant and a member of the N F A. As of November 6, 1995, ING Futures & Options is also registered as a broker-dealer and a member of the National Association of Securities Dealers, Inc. ING Futures & Options which was formed in 1990, operates under the trade names ING Futures & Options and ING Securities & Options. ING Futures & Options is also a clearing firm of each of the principal U.S. futures exchanges and the Chicago Board of Options Exchange. In January 1994, ING Futures & Options was purchased by Internationale Nederlanden (U.S.) Capital Holdings Corp. ("ING Capital"), a wholly owned subsidiary of ING Bank N.V., in Amsterdam, one of the largest financial institutions in the world. ING Futures & Options is an Illinois corporation with a principal place of business at 233 South Wacker Drive, Suite 5200, Chicago, Illinois, 60606 and a telephone number of (312) 496-7000.

     At any given time, ING Futures & Options may be involved in legal actions, some of which may seek significant damages. According to ING Futures & Options, with the exception of the action noted below, during the five years preceding the date hereof, there have been no administrative, civil or criminal actions against ING Futures & Options or any of its principals, whether pending, on appeal or concluded, which are material in light of all the circumstances.

<STOP>

     In 1996, two former shareholders of ING Futures and Options filed a demand for arbitration at the Chicago Board of Trade charging breach of contract and misappropriation of certain customers and employees. Although ING Futures & Options believes the claim to be meritless, the suit seeks significant damages. ING Futures & Options is vigorously defending itself against the claims and believes that it has meritorious defenses. ING Futures & Options believes that the ultimate outcome of the claims will not have a material, adverse effect on ING Futures & Options* financial position.

     ING DERIVATIVES (LONDON) LIMITED. ING Derivatives is authorized by the Securities and Futures Authority. ING Derivatives is also a clearing member of LIFFE, IPE, & LCE and an Associate Clearing Member of the LME. ING Derivatives, a wholly owned subsidiary of ING Bank, is incorporated in the United Kingdom and has its principal office at 75 King William Street, London, England, EC 4N 7EE and a telephone number of 44 171 410 9944.

     REFCO CAPITAL MARKETS LTD. Refco Capital Markets, a wholly owned subsidiary of The Refco Group Ltd, is organized under the laws of Bermuda. Refco Capital Markets maintains its principal office at Suite 542, 48 Par-La-Ville Road, Hamilton HM11, Bermuda, with a telephone number of (809) 295-6960. Refco Capital Markets is not a registered entity.


ITEM 2.   PROPERTIES

     The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner at Two American Lane, P.O. Box 5150, Greenwich, CT 06831-8150.


ITEM 3.   LEGAL PROCEEDINGS

     The General Partner is not aware of any material pending legal proceedings to which the Partnership or the General Partner is a party or to which any of its assets is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units. There were approximately 1,696 holders of Units at March 15, 1997. Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 1997 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

     In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $26,250 for new investors other than IRAs and Plans and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1,000. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.

     During the fourth quarter of 1996, 146.78 Units were sold for a total of $2,185,564.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Partnership has been derived from the Partnership's financial statements for each of the years 1992 through 1996, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Partnership's statements of financial position at December 31, 1996 and 1995 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 1996 are included elsewhere herein.


                                                             YEAR ENDED DECEMBER 31,
                                       1996               1995          1994               1993          1992
                                                     (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
Operations Data:
----------------
Realized Gains (Losses)            $ 33,757          $  30,855     $ 19,918            $ 18,746       $ 9,419
Change in Unrealized                (16,236)             3,675       (6,498)             19,469        (4,069)
Interest Income                       5,974              7,735        5,967               2,050         1,441
Brokerage Commissions                15,905             17,165       20,007              11,511         4.322
Management Fees                       3,317              3,774        4,231               2,326         1,701
Incentive Fees                        6,406              7,107        5,900               3,804           391
General Partner's Management
Fees                                      0                  0          786                 894         1,132
General Partner's Administrative
Fee for Operating Expenses            1,233              1,497        1,499                 656           408
Other Expenses                          228                191          358                 135           266
Net Income (Loss)                  $ (3,594)         $  12,531     $(13,394)           $ 20,939       $(1,439)
Net Income (Loss) Per Unit
(Based on Weighted Average
Number of Units Outstanding)       $   (375)         $   1,104     $ (1,208)           $  3,738       $  (329)
Increase (Decrease) in Net Asset
Value Per Unit                     $    432          $   1,068     $ (1,429)           $  4,753       $    16
                                                                         DECEMBER 31,
                                       1996               1995          1994               1993          1992
                                                            (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
Financial Position Data:
------------------------
General Partner's Capital          $    786          $     763     $     688           $  1,249       $   481
Limited Partners' Capital           110,244            153,015       156,450            123,115        40,387
Partnership Capital                 111,030            153,778       157,138            124,364        40,868
Net Asset Value per Unit           $ 14,665          $  14,233     $  13,164           $ 14,593       $ 9,841

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and elsewhere in this Form 10-K contains certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1997 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K

     OVERVIEW. The assets of the Partnership are used to engage, directly or indirectly, in the speculative trading of Commodity Interests.

     The assets of the Partnership are deposited with the Commodity Brokers in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

     CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of additional Units in the future will affect the amount of funds available for trading Commodity Interests in subsequent periods. None of the Partnership's assets are committed to overhead or operational expenses.

     There are three factors that affect the Partnership's capital resources:
(i) the trading profit or loss generated by the Advisors (including interest income); (ii) the money invested or redeemed by the Limited Partners; and (iii) the capital invested or redeemed by the General Partner. The General Partner has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by units of general partnership interests, each of which shall have an initial value equal to the Net Asset Value per Unit at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional units of general partnership interests or Units at their then-current Net Asset Value.

     RESULTS OF OPERATIONS. The Partnership incurs substantial charges from the payment of management and/or incentive fees to the Advisors and administrative fees to the General Partner which are payable based upon the Net Asset Value of the Partnership and are payable without regard to the profitability of the Partnership. The brokerage commissions to the Commodity Brokers are also payable without regard to the profitability of the Partnership, although under certain circumstances such commissions have been, and may continue to be, higher when Advisors experience profits and as a result increase their trading activity. As a result, in certain years the Partnership may have incurred a net loss when trading profits were not substantial enough to avoid depletion of the Partnership's assets from such fees and expenses. Thus, due to the nature of the Partnership's business, the success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses.

     The following paragraphs present a summary of the Partnership's operations for the calendar years 1994 through 1996 and a general discussion of the Partnership's trading activities in certain markets during such period. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership,the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

     As of December 31, 1996, the Net Asset Value of the Partnership was $111,030,275, a decrease of $42,747,810 from its Net Asset Value of $153,778,085 at December 31, 1995. The Partnership's 1996 subscriptions and redemptions totaled $11,587,994 and $50,741,659, respectively. For the year ended December 31, 1996, the Partnership had revenues consisting of $33,757,205 in realized trading gains, $16,236,226 in change in unrealized trading losses and $5,974,118 in interest income. For that same year, the Partnership had expenses consisting of $15,904,878 in brokerage commissions, $3,317,507 in management fees, $6,405,660 in incentive fees, $1,232,872 in General Partner's administrative fees and $228,325 in other expenses. This resulted in the Partnership having net losses of $3,594,145. The Partnership's trading losses during 1996 were primarily realized in tropicals, petroleums, metals, U.S. interest rates and European stock indices. The Net Asset Value Per Unit at December 31, 1996 increased 3.04% from $14,233 at December 31, 1995 to $14,665 at December 31, 1996.

     As of December 31, 1995, the Net Asset Value of the Partnership was $153,778,085, a decrease of $3,359,938 from its Net Asset Value of $157,138,023 at December 31, 1994. The Partnership's 1995 subscriptions and redemptions totaled $30,526,165 and $46,416,920 respectively. For the year ended December 31, 1995, the Partnership had revenues consisting of $30,855,057 in realized trading gains, $3,675,033 in change in unrealized trading gains and $7,735,524 in interest income. For that same year, the Partnership had expenses consisting of $15,540,111 in brokerage commissions, $1,625,408 in other trading fees, $3,774,200 in management fees, $7,106,694 in incentive fees, $1,497,246 in General Partner's administrative fees and $191,138 in other expenses. This resulted in the Partnership having net gains of $12,530,817. The Partnership's trading gains during 1995 were primarily realized in currencies, global interest rates and petroleum. The Net Asset Value Per Unit at December 31,
1995 increased 8.12% from $13,164 at December 31, 1994 to $14,233 at December 31, 1995.

     As of December 31, 1994, the Net Asset Value of the Partnership was $157,138,023, an increase of $32,773,756 from its Net Asset Value of $124,364,267 at December 31, 1993. The Partnership's 1994 subscriptions and redemptions totaled $74,650,574 and $28,482,713 respectively. For the year ended December 31, 1994, the Partnership had revenues consisting of $19,918,693 in realized trading gains, $6,498,370 in change in unrealized trading losses and $5,967,053 in interest income. For that same year, the Partnership had expenses consisting of $18,109,372 in brokerage commissions, $1,898,431 in other trading fees, $4,230,861 in management fees, $5,900,006 in incentive fees, $785,915 in General Partner's management fees, $1,499,109 in General Partner's administrative fees and $357,787 in other expenses. This resulted in the Partnership having net losses of $13,394,105. The Partnership's trading losses during 1994 were primarily realized in currencies, Euro Interest rates, global stock indexes, petroleum and grains. The Net Asset Value Per Unit at December 31, 1994 decreased 9.79% from $14,593 at December 31, 1993 to $13,164 at December 31, 1994.

     Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

     To enhance the foregoing comparison of results of operations from year to year, readers of the Annual Report should examine the Statements of Financial Condition and Operations for the years discussed above, which are included herein.

     LIQUIDITY. Although there is no public market for the Units, a Limited Partner may redeem his Units in the Partnership as of any month-end occurring six months or more after such investment was made.

     With respect to the Partnership's trading, in general, the Partnership's Advisors will trade only Commodity Interests that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodity Interest.

     The Partnership's trading may also be impacted by the various conflicts of interest among the Partnership and the General Partner, the Advisors and the Commodity Brokers. See "Item 1. Business C Conflicts of Interest."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-10 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

     MR. KENNETH A. SHEWER, age 43, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

     MR. MARC S. GOODMAN, age 48, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

     MS. ESTHER ECKERLING GOODMAN, age 44, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

     MR. ROBERT L. CRUIKSHANK, age 60, joined the General Partner as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago

Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100 (OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

     JOSHUA B. PARKER, ESQ., age 40, has been an Executive Vice President and the General Counsel of the General Partner since June 1991 and October 1988, respectively. Mr. Parker has been with Kenmar since October 1988. From January 1986 through October 1988, Mr. Parker was the general counsel of Michael Becker & Co., a member firm of the American Stock Exchange. During that time he was also an independent floor trader, first in association with Michael Becker & Co. and later in his own firm, Premium Investments. From May 1985 through January 1986, Mr. Parker was the associate general counsel of a company in the over-the-counter drug and personal care industry. From August 1981 through May 1985, Mr. Parker was associated with the law firm of Baer Marks & Upham. Mr. Parker is a 1981 graduate of the New York University School of Law with a J.D. degree and a 1977 graduate of Yale University with a B.A. degree.

     Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in the following entities, all of which are affiliates of the General Partner: Kenmar Asset Allocation Inc., Kenmar Global Strategies Inc., Kenmar Holdings Inc., Kenmar Investment Adviser Corp. and Kenmar Securities, Inc. In addition, Mr. Shewer is a director of KAS Commodities Inc. and Mr. Goodman is a director of MSG Commodities Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representations from certain reporting persons that no such forms were required for them, the Company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by them.


ITEM 11.   EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by its General Partner which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in Item 1 hereof.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of March 15, 1997, the General Partner owned approximately 53.5807 units of general partnership interests, representing a 0.50% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Shewer and Goodman.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Partnership, the Partnership currently pays administrative fees to the General Partner. For the year ending December 31, 1996, the General Partner received $1,232,872 in administrative fees. For the year ending December 31, 1995, the General Partner received $1,497,246 in administrative fees. For the year ending December 31, 1994, the General Partner received $1,499,109 in administrative fees and also received $785,915 in management fees. In addition, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to the Commodity Brokers.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

     1. The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

     Independent Auditor's Report
     Statements of Financial Condition as of December 31, 1996 and 1995 Schedule of Securities as of December 31, 1996
     Statements of Operations For the Years Ended December 31, 1996, 1995 and
       1994
     Statements of Changes in Partners' Capital (Net Asset Value) For the Years
       Ended December 31, 1996, 1995 and 1994
     Notes to Financial Statements

     2. All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed with this Report or incorporated by reference as set forth below:


Number  Exhibit
------  -----------------------------------------------------------------------


3.1*    Certificate of Limited Partnership for Kenmar Performance Partners L.P.


3.2* Second Restatement of the Limited Partnership Agreement of Kenmar
     Performance Partners L.P., as amended.

10.1*  Customer Agreement between the Partnership and Refco, Inc.
10.2*  Form of Advisory Agreement between the General Partner and the Advisor.


10.3** Master Agreement between the Partnership and ING Derivatives, Ltd., dated as of March 22, 1995.

10.4*** Commodity Customer Agreement between the Partnership and Internationale
     Nederlanden (U.S.) Derivatives Clearing, Inc.

10.5*** Netting Agreement and Customer Agreement between the Partnership and
     Refco Capital Markets Ltd.
27   Financial Data Schedule
__________________

* Incorporated herein by reference to the Partnership's Registration Statement on Form 10, filed with the Securities Exchange Commission on April 29, 1994.
** Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*** Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(b) Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the fourth quarter of 1995.

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 821-8000

                               FAX (410) 321-8359


Member:                                                               Heaver Plaza

American Institute of Certified Public Accountants                       Suite 200

 SEC Practice Section                                               1301 York Road

Maryland Association of Certified Public Accountants  Lutherville, Maryland  21093



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 1996 and 1995, including the December 31, 1996 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996 and 1995, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 1996 and 1995, and the results of its operations and the changes in its net asset values for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                /S/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



March 11, 1997

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1996 and 1995





                                                           1996          1995
---------------------------------------------------------------------------------
ASSETS
  Equity in broker trading accounts
    Cash                                                $33,605,676   $33,373,562
    Net option premiums (received)                        (444,673)   (1,186,496)
    Unrealized gain on open contracts                     2,685,134    18,677,574
                                                       ------------  ------------

         Deposits with brokers                           35,846,137    50,864,640

  Cash and cash equivalents                               9,047,700    28,353,208
  Fixed income securities (cost of $73,923,849 and
    $81,862,006, including accrued interest)             73,903,987    82,085,930
  Subscriptions receivable                                  500,000             0
                                                       ------------  ------------

         Total assets                                  $119,297,824  $161,303,778
                                                       ============  ============

LIABILITIES
  Accounts payable                                         $146,270       $73,031
  Commissions and other trading fees
    on open contracts                                       563,004     1,058,444
  Management fees                                           286,256       341,349
  Incentive fees                                          3,383,341     1,309,446
  Redemptions payable                                     3,888,678     4,743,423
                                                       ------------  ------------

         Total liabilities                                8,267,549     7,525,693
                                                       ------------  ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding at
    December 31, 1996 and 1995                              785,756       762,603
  Limited Partners - 7,517.5721 and 10,750.9076 units
    outstanding at December 31, 1996 and 1995           110,244,519   153,015,482
                                                       ------------  ------------

         Total partners' capital
           (Net Asset Value)                            111,030,275   153,778,085
                                                       ------------  ------------

                                                       $119,297,824  $161,303,778
                                                       ============  ============





                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                               December 31, 1996



     FIXED INCOME SECURITIES


Face Value  Description                                             Value
----------  ------------------------------------------------------  -----------

            U.S. GOVERNMENT OBLIGATIONS
            ------------------------------------------------------

 3,100,000  U.S. Treasury Bills, 8/21/97                             $2,997,762
 3,700,000  U.S. Treasury Bills, 11/13/97                             3,530,984
 2,000,000  U.S. Treasury Notes, 6.00%, 5/31/98                       2,016,175
   800,000  U.S. Treasury Notes, 5.875%, 4/30/98                        809,298
   550,000  U.S. Treasury Notes, 6.25%, 7/31/98                         567,911
11,825,000  U.S. Treasury Notes, 6.125%, 8/31/98                     12,116,768
 3,675,000  U.S. Treasury Notes, 5.875%, 10/31/98                     3,711,390
 4,330,000  U.S. Treasury Notes, 5.00%, 2/15/99                       4,333,273
 1,760,000  U.S. Treasury Notes, 6.375%, 5/15/99                      1,789,686
 3,435,000  U.S. Treasury Notes, 5.875%, 11/15/99                     3,447,771

            FEDERAL AGENCY OBLIGATIONS
            ------------------------------------------------------

 1,700,000  Federal Home Loan Mortgage Corporation, Discount
              Notes, 1/6/97                                           1,698,716
 2,000,000  Federal Home Loan Bank Note, 5.99%, 2/9/98                2,045,994
 2,000,000  Federal Home Loan Bank Debenture, 5.99%, 2/9/98           2,051,634
 2,000,000  Federal Home Loan Bank Debenture, 5.87%, 2/13/98          2,046,263
 2,000,000  Federal Home Loan Bank Debenture, 6.19%, 7/10/98          2,066,925
 2,000,000  Federal National Mortgage Association Debenture,
              9.40%, 8/10/98                                          2,178,633
 2,000,000  Federal National Mortgage Association Floating Rate
              Note, currently 5.94%, 8/14/98                          2,045,210
 3,000,000  Federal Home Loan Bank Debenture, 5.99%, 8/27/98          3,064,717
 2,000,000  Student Loan Marketing Association Floating Rate
              Note, currently 7.723%, 1/25/99                         2,131,953
 5,000,000  Federal National Mortgage Association Debenture,
              9.55%, 3/10/99                                          5,500,379
 1,500,000  Federal Farm Credit Bank Floating Rate Note, currently
              5.90%, 3/29/99                                          1,518,477
 2,000,000  Federal Home Loan Bank Debenture, 6.31%, 5/17/99          2,025,424
 1,000,000  Federal National Mortgage Association Debenture,
              8.70%, 6/10/99                                          1,063,515
 2,000,000  Federal National Mortgage Association Debenture,
              6.60%, 6/24/99                                          2,032,247
 2,000,000  Student Loan Marketing Association, 7.50%, 3/8/00         2,121,464
 5,000,000  Federal National Mortgage Association Floating Rate
              Note, currently 5.55%, 1/17/01                          4,991,418
                                                                    -----------

               TOTAL FIXED INCOME SECURITIES
                   (COST, INCLUDING ACCRUED
                   INTEREST, - $73,923,849)                         $73,903,987
                                                                    ===========



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994





                                             1996          1995           1994
INCOME
  Commodity trading gains (losses)
    Realized                              $ 33,536,073  $30,252,139  $  20,130,083
    Change in unrealized                   (15,992,440)   3,424,071     (6,474,175)
                                          ------------  -----------  -------------

        Gain from commodity trading         17,543,633   33,676,210     13,655,908
                                          ------------  -----------  -------------

  Other trading gains (losses)
    Realized                                   221,132      602,918       (211,390)
    Change in unrealized                      (243,786)     250,962        (24,195)
                                          ------------  -----------  -------------

        Gain (loss) from other trading         (22,654)     853,880       (235,585)
                                          ------------  -----------  -------------

  Interest income                            5,974,118    7,735,524      5,967,053
                                          ------------  -----------  -------------

        Total income                        23,495,097   42,265,614     19,387,376
                                          ------------  -----------  -------------

EXPENSES
  Brokerage commissions                     15,904,878   17,165,519     20,007,803
  Management fees                            3,317,507    3,774,200      4,230,861
  Incentive fees                             6,405,660    7,106,694      5,900,006
  General Partner management fees                    0            0        785,915
  General Partner administrative fee for
    operating expenses                       1,232,872    1,497,246      1,499,109
  Cash management service charge               192,188      145,292        211,756
  Legal expense                                 36,137       45,846        146,031
                                          ------------  -----------  -------------

        Total expenses                      27,089,242   29,734,797     32,781,481
                                          ------------  -----------  -------------

        NET INCOME (LOSS)                 $ (3,594,145) $12,530,817  $ (13,394,105)
                                          ============  ===========  =============

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the year)      $    (374.52) $  1,104.32  $   (1,207.73)
                                          ============  ===========  =============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER UNIT                          $     432.11  $  1,068.33  $   (1,428.88)
                                          ============  ===========  =============




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1996, 1995 and 1994



                                                                      Partners' Capital
                                    ----------------------------------------------------------------------------------
                                        General                     Limited                           Total
                                    ----------------           -------------------             ---------------------
                                    Units     Amount           Units         Amount            Units          Amount
                                    -----     ------           -----         ------            -----          ------
Balances at
  December 31, 1993                85.5679    $1,248,722      8,436.4153    $123,115,545      8,521.9832    $124,364,267

Net (loss) for the year
  ended December 31, 1994                       (139,289)                    (13,254,816)                    (13,394,105)
Additions                          33.0786       449,877      5,437.1425      74,200,697      5,470.2211      74,650,574
Redemptions                       (66.3783)     (871,226)    (1,989.3014)    (27,611,487)    (2,055.6797)    (28,482,713)
                           ---------------    ----------    ------------    ------------    ------------    ------------

Balances at
  December 31, 1994                52.2682       688,084     11,884.2564     156,449,939     11,936.5246     157,138,023

Net income for the year
  ended December 31, 1995                         58,519                      12,472,298                      12,530,817
Additions                           1.3125        16,000      2,347.5515      30,510,165      2,348.8640      30,526,165
Redemptions                         0.0000             0     (3,480.9003)    (46,416,920)    (3,480.9003)    (46,416,920)
                           ---------------    ----------    ------------    ------------    ------------    ------------

Balances at
  December 31, 1995                53.5807       762,603     10,750.9076     153,015,482     10,804.4883     153,778,085

Net income (loss) for the year
  ended December 31, 1996                         23,153                      (3,617,298)                     (3,594,145)
Additions                           0.0000             0        881.1030      11,587,994        881.1030      11,587,994
Redemptions                         0.0000             0     (4,114.4385)    (50,741,659)    (4,114.4385)    (50,741,659)
                           ---------------    ----------    ------------    ------------    ------------    ------------

Balances at
  December 31, 1996                53.5807    $  785,756      7,517.5721    $110,244,519      7,571.1528    $111,030,275
                           ===============    ==========    ============    ============    ============    ============




                                              Net Asset Value Per Unit
                                        --------------------------------------
                                                     December 31,
                                           1996         1995           1994
                                           ----         ----           ----
                                        $14,664.91    $14,232.80     $13,164.47
                                        ==========    ==========     ==========



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS




Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. General Description of the Partnership

           Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership which operates as a commodity pool. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants and interbank market makers (brokers) through which the Partnership trades.

           During 1994, the Partnership became a registrant with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. As a registrant, the Partnership is subject to the regulation of the Securities and Exchange Commission.

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

     G. Foreign Currency Transactions

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

     H. Reclassification

           Certain amounts in the 1995 and 1994 financial statements were reclassified to conform with the 1996 presentation.



Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is Kenmar Advisory Corp., which conducts and manages the business of the Partnership. The General Partner is required by the Limited Partnership Agreement to maintain an investment in the Partnership of 1% of the Net Asset Value, up to a total of $500,000.

         The General Partner received (for investments no longer held by the Partnership after December 31, 1994) a monthly management fee of .5% of the month-end allocated Net Asset Value of the Partnership's investment with GK Capital Management, Inc. (Currency Program) and Hollingsworth Trading Company. A portion of the brokerage commissions paid by the Partnership to certain brokers is, in turn, paid by the brokers to the General Partner.

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

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $37,702, $174,431 and $598,710 in 1996,
         1995 and 1994, respectively.

         The Partnership is not required to distribute profits, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)






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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1996 and 1995 was approximately $9,700,000 and $12,240,000, respectively, and the related year end fair values are approximately $2,240,000 and $17,491,000, respectively.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Net trading results from derivatives for the years ended
         December 31, 1996, 1995 and 1994 are reflected in the statement of operations and equal gain from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

         At December 31, 1996 and 1995, the notional amount of open contracts is as follows:


                                                 1996                                           1995
                                    Contracts to       Contracts to            Contracts to        Contracts to
                                     Purchase             Sell                   Purchase             Sell
Derivatives (excluding
  purchased options)                $1,805,000,000      $671,800,000           $2,621,900,000      $1,801,900,000
Purchased options                       41,600,000         5,800,000               27,800,000          25,000,000

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

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                           KENMAR PERFORMANCE PARTNERS L.P.


                                By:  Kenmar Advisory Corp., general partner


                                     By: /s/ KENNETH A. SHEWER
                                     ---------------------
                                     Kenneth A. Shewer
                                     Chairman




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.


                                     KENMAR PERFORMANCE PARTNERS L.P.


                          By:  Kenmar Advisory Corp., general partner


     By: /s/ KENNETH A. SHEWER
         ------------------------------------------------------
         Kenneth A. Shewer
         Chairman and Director
         (Principal Executive Officer)


     By: /s/ MARC S. GOODMAN
        ------------------------------------------------------
        Marc S. Goodman
        President and Director


     By: /s/ THOMAS J. DIVUOLO
        -----------------------------------------------------
        Thomas J. DiVuolo
        Senior Vice President
        (Principal Financial and Accounting Officer for the
        Partnership)

                               INDEX TO EXHIBITS



Exhibit
Number   Description
-------  -----------
  27     Financial Data Schedule