Form 10-Q
period 1997-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 1997-05-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 1997

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

                       KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED MARCH 31, 1997
                                     INDEX


                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Statements of Financial Condition as of March 31, 1997 (unaudited)
            and December 31, 1996 (audited)............................................... 3



            Statements of Operations for the Three Months Ended March 31, 1997
            and 1996 (unaudited).......................................................... 4



            Statements of Changes in Partners' Capital (Net Asset
            Value) for the Three Months Ended March 31, 1997 and 1996
            (unaudited).................................................................... 5



            Notes to Financial Statements.................................................. 6



   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................... 11


PART II - OTHER INFORMATION

   Item 2. Changes in Securities........................................................... 14

   Item 6. Exhibits and Reports on Form 8-K................................................ 14

SIGNATURES................................................................................. 15


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 1997 (unaudited) and December 31, 1996 (audited)

                                                           March 31,  December 31,
                                                             1997         1996
                                                             ----         ----
ASSETS
  Equity in broker trading accounts
    Cash                                                  $28,199,103   $33,605,676
    Net option premiums (received)                           (279,357)     (444,673)
    Unrealized gain on open contracts                       8,922,727     2,685,134
                                                         ------------  ------------

         Deposits with brokers                             36,842,473    35,846,137

  Cash and cash equivalents                                18,008,080     9,047,700
  Fixed income securities (cost of $55,871,143 and
    $73,923,849, including accrued interest)               55,467,333    73,903,987
  Subscriptions receivable                                     19,487       500,000
                                                         ------------  ------------

         Total assets                                    $110,337,373  $119,297,824
                                                         ============  ============

LIABILITIES
  Accounts payable                                            $82,250      $146,270
  Commissions and other trading fees
    on open contracts                                         805,003       563,004
  Management fees                                             311,475       286,256
  Incentive fees                                            1,090,946     3,383,341
  Redemptions payable                                       2,445,184     3,888,678
                                                         ------------  ------------

         Total liabilities                                  4,734,858     8,267,549
                                                         ------------  ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding at
    March 31, 1997 and December 31, 1996                      787,050       785,756
  Limited Partners - 7,135.6168 and 7,517.5721 units
    outstanding at March 31, 1997 and December 31, 1996   104,815,465   110,244,519
                                                         ------------  ------------

         Total partners' capital
           (Net Asset Value)                              105,602,515   111,030,275
                                                         ------------  ------------

                                                         $110,337,373  $119,297,824
                                                         ============  ============


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                   --------

                                                      Three Months Ended
                                                           March 31,
                                                     1997          1996
                                                     ----          ----
     INCOME
       Commodity trading gains (losses)
         Realized                                 $ (301,920)  $ (9,911,865)
         Change in unrealized                      6,237,593    (13,131,988)
                                                  ----------  -------------

              Gain (loss) from commodity trading   5,935,673    (23,043,853)
                                                  ----------  -------------

       Other trading gains (losses)
         Realized                                   (110,437)       254,140
         Change in unrealized                       (383,948)      (594,319)
                                                  ----------  -------------

              (Loss) from other trading             (494,385)      (340,179)
                                                  ----------  -------------

       Interest income                             1,441,573      1,636,515
                                                  ----------  -------------

              Total income (loss)                  6,882,861    (21,747,517)
                                                  ----------  -------------

     EXPENSES
       Brokerage commissions                       4,538,871      4,953,105
       Management fees                               753,757        946,501
       Incentive fees                              1,090,946        102,478
       General Partner administrative fee for
         operating expenses                          283,026        370,043
       Cash management service charge                  8,026         36,893
       Legal expense                                       0            400
                                                  ----------  -------------

              Total expenses                       6,674,626      6,409,420
                                                  ----------  -------------

              NET INCOME (LOSS)                   $  208,235  $ (28,156,937)
                                                  ==========  =============

     NET INCOME (LOSS) PER UNIT
       (based on weighted average number of
       units outstanding during the period)       $    27.88  $   (2,588.71)
                                                  ==========  =============

     INCREASE (DECREASE) IN NET ASSET
       VALUE PER UNIT                             $    24.14  $   (2,575.81)
                                                  ==========  =============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)




                                                              Partners' Capital
                                    -----------------------------------------------------------------------
                                        General                  Limited                    Total
                                    ----------------     -----------------------   ------------------------
                                    Units     Amount      Units         Amount        Units       Amount
                                    -----     ------      -----         ------        -----       ------

Three Months Ended March 31, 1997

Balances at December 31, 1996      53.5807   $785,756   7,517.5721  $110,244,519   7,571.1528  $111,030,275
Net income for the three months
  ended March 31, 1997                          1,294                    206,941                    208,235
Additions                           0.0000          0      79.0558     1,161,570      79.0558     1,161,570
Redemptions                         0.0000          0    (461.0111)   (6,797,565)   (461.0111)   (6,797,565)
                                   -------  ---------  -----------  ------------  -----------  ------------

Balances at March 31, 1997         53.5807   $787,050   7,135.6168  $104,815,465   7,189.1975  $105,602,515
                                   =======  =========  ===========  ============  ===========  ============

Three Months Ended March 31, 1996

Balances at December 31, 1995      53.5807   $762,603  10,750.9076  $153,015,482  10,804.4883  $153,778,085
Net (loss) for the three months
  ended March 31, 1996                       (138,013)               (28,018,924)               (28,156,937)
Additions                           0.0000          0     522.7897     6,931,971     522.7897     6,931,971
Redemptions                         0.0000          0    (462.4664)   (5,902,074)   (462.4664)   (5,902,074)
                                   -------  ---------  -----------  ------------  -----------  ------------

Balances at March 31, 1996         53.5807   $624,590  10,811.2309  $126,026,455  10,864.8116  $126,651,045
                                   =======  =========  ===========  ============  ===========  ============

                                              Net Asset Value Per Unit
                                -------------------------------------------------
                                 March 31,  December 31,  March 31,  December 31,
                                   1997        1996         1996         1995
                                   ----        ----         ----         ----

                                $14,689.05  $14,664.91   $11,656.99  $14,232.80
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



Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)


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

        H. Reclassification

           Certain amounts in the statement of operations for the three months ended March 31, 1996 were reclassified to conform with the presentation for the three months ended March 31, 1997.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)



Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has advisory agreements with various commodity trading advisors, pursuant to which the Partnership pays monthly management fees of .25% annually to 4% annually of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

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

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $3,912 and $6,677 for the three months ended March 31, 1997 and 1996, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair values of derivatives during the three months ended March 31, 1997 and 1996 were approximately $5,260,000 and $8,590,000, respectively, and the related fair values as of March 31, 1997 and December 31, 1996 were approximately $8,643,000 and $2,240,000, respectively.

         Net trading results from derivatives for the three months ended March 31, 1997 and 1996 are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         At March 31, 1997 and December 31, 1996, the notional amounts of open contracts were as follows:


                                   March 31,                    December 31,
                                     1997                          1996
                                     ----                          ----
                         Contracts to   Contracts to   Contracts to   Contracts to
                           Purchase        Sell          Purchase         Sell
                           --------        ----          --------         ----
Derivatives (excluding
  purchased options)    $418,800,000  $3,523,800,000  $1,805,000,000  $671,800,000
Purchased options         20,100,000       9,700,000      41,600,000     5,800,000

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


Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 1997 and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The assets of the Partnership are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities"), through the direct and indirect retention of professional commodity trading advisors (the "Advisors").

The assets of the Partnership are deposited with commodity brokers and interbank dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds. In addition, certain of the Partnership's assets may be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of the units of limited partnership interests (the "Units") in the future will affect the amount of funds available for trading Commodities in subsequent periods.

There are three primary factors that affect the Partnership's capital resources: (i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (iii) the capital invested or redeemed by the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner"). The General Partner has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interests, each of which has an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional units of general partnership interests or Units at their then-current Net Asset Value (as defined below).

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 1997 and 1996.

As of March 31, 1997, the Net Asset Value of the Partnership was $105,602,515, a decrease of approximately 4.89% from its Net Asset Value of $111,030,275 at December 31, 1996. The Partnership's subscriptions and redemptions for the quarter ended March 31, 1997 totaled $1,161,570 and $6,797,565, respectively. For the quarter ended March 31, 1997, the Partnership had income comprised of $5,853,645 in change in unrealized trading gains, ($412,357) in realized trading losses and $1,441,573 in interest income, compared to losses comprised of ($13,726,307) in change in unrealized trading losses, ($9,657,725) in realized trading losses, and $1,636,515 in interest income for the same period in 1996. Total income for the first quarter of 1997 increased by $28,630,378 from the same period in 1996, while total expenses increased by $265,206 between these periods. The Net Asset Value per unit at March 31, 1997 increased 0.16% from $14,664.91 at December 31, 1996 to $14,689.05 at March 31,
1997. The Partnership's positive performance for the quarter ended March 31, 1997 resulted primarily from gains in metals, petroleums and grains.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.


LIQUIDITY. Although there is no public market for the Units, a Limited Partner may redeem its Units in the Partnership as of any month-end occurring six months or more after such investment was made.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership.. A number of important factors should cause the Partnership's actual results, performance or achievements for 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                          PART II - OTHER INFORMATION



   ITEM 2. CHANGES IN SECURITIES.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4 (2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1,000. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.

During the first quarter of 1997, 79.0557775 Units were sold for a total of $1,161,569.70.

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


                           KENMAR PERFORMANCE PARTNERS L.P.


                           By:  Kenmar Advisory Corp., general partner


Dated:  May 13, 1997       By:  /s/ Robert L. Cruikshank
                                ------------------------------------------
                                       Robert L. Cruikshank
                                       Executive Vice President
                                       (Duly Authorized Officer
                                       of the General Partner)




Dated:  May 13, 1997       By:  /s/ Thomas J. DiVuolo
                                ------------------------------------------
                                       Thomas J. DiVuolo
                                       Senior Vice President
                                       (Principal Financial and Accounting
                                       Officer of the Registrant)