Form 10-Q
period 1997-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 1997-08-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: June 30, 1997
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

                        KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED JUNE 30, 1997
                                     INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION
      Item 1.     Financial Statements

                  Statements of Financial Condition as of June 30, 1997 (unaudited) and December 31,
                  1996(audited)..........................................................................  3


                  Statements of Operations for the Three Months and Six Months
                  Ended June 30, 1997 and 1996 (unaudited)...............................................  4


                  Statements of Changes in Partners' Capital (Net Asset
                  Value) for the Six Months Ended June 30, 1997 and 1996
                  (unaudited)............................................................................  5



                  Notes to Financial Statements.......................................................  6-10



      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................... 11-13



PART II - OTHER INFORMATION

      Item 2.     Changes in Securities............................................................... 14

      Item 6.     Exhibits and Reports on Form 8-K.................................................... 14

SIGNATURES............................................................................................ 15

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 1997 (unaudited) and December 31, 1996 (audited)

                                                                  June 30,       December 31,
                                                                   1997              1996
                                                               ------------     -------------

ASSETS
    Equity in broker trading accounts
       Cash                                                    $ 20,711,188     $  33,605,676
       Net option premiums paid (received)                          432,822          (444,673)
       Unrealized gain on open contracts                          5,562,290         2,685,134
                                                               ------------     -------------

              Deposits with brokers                              26,706,300        35,846,137

    Cash and cash equivalents                                     4,660,164         9,047,700
    Fixed income securities (cost of $58,013,328 and
       $73,923,849, including accrued interest)                  58,130,932        73,903,987
    Subscriptions receivable                                         76,000           500,000
    Receivable for fixed income securities sold                     136,122                 0
                                                               ------------     -------------

              Total assets                                     $ 89,709,518     $ 119,297,824
                                                               ============     =============

LIABILITIES
    Accounts payable                                           $    138,328     $     146,270
    Commissions and other trading fees
       on open contracts                                            597,825           563,004
    Management fees                                                 300,383           286,256
    Incentive fees                                                  166,470         3,383,341
    Redemptions payable                                           3,571,790         3,888,678
    Payable for fixed income securities purchased                   883,036                 0
                                                               ------------     -------------

              Total liabilities                                   5,657,832         8,267,549
                                                               ------------     -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 53.5807 units outstanding at
       June 30, 1997 and December 31, 1996, respectively            686,164           785,756
    Limited Partners - 6,509.7941 and 7,517.5721 units
       outstanding at June 30, 1997 and December 31, 1996,
       respectively                                              83,365,522       110,244,519
                                                               ------------     -------------

              Total partners' capital
                 (Net Asset Value)                               84,051,686       111,030,275
                                                               ------------     -------------

                                                               $ 89,709,518     $ 119,297,824
                                                               ============     =============

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30, 1997
                     and 1996 and For the Six Months Ended
                             June 30, 1997 and 1996
                                  (Unaudited)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                      1997             1996              1997             1996
                                                 ------------      ------------     ------------      ------------
INCOME
    Commodity trading gains (losses)
       Realized                                  $ (5,900,591)     $ 2,134,465      $ (6,202,511)     $ (7,777,400)
       Change in unrealized                        (3,360,437)        (305,049)        2,877,156       (13,437,037)
                                                 ------------      -----------      ------------      ------------

          Gain (loss) from commodity trading       (9,261,028)       1,829,416        (3,325,355)      (21,214,437)
                                                 ------------      -----------      ------------      ------------

    Other trading gains (losses)
       Realized                                       (76,628)        (184,238)         (187,065)           69,902
       Change in unrealized                           521,414          247,174           137,466          (347,145)
                                                 ------------      -----------      ------------      ------------

          Gain (loss) from other trading              444,786           62,936           (49,599)         (277,243)
                                                 ------------      -----------      ------------      ------------

    Interest income                                 1,234,169        1,535,350         2,675,742         3,171,865
                                                 ------------      -----------      ------------      ------------

          Total income (loss)                      (7,582,073)       3,427,702          (699,212)      (18,319,815)
                                                 ------------      -----------      ------------      ------------

EXPENSES
    Brokerage commissions                           4,651,479        3,411,025         9,190,350         8,364,130
    Management fees                                   689,722          872,660         1,443,479         1,819,161
    Incentive fees                                    166,470          476,596         1,257,416           579,074
    General Partner administrative fee
       for operating expenses                         257,353          332,207           540,379           702,250
    Cash management service charge                     40,351           61,615            48,377            98,508
    Legal expenses                                     18,941           22,595            18,941            22,995
                                                 ------------      -----------      ------------      ------------

          Total expenses                            5,824,316        5,176,698        12,498,942        11,586,118
                                                 ------------      -----------      ------------      ------------

          NET (LOSS)                             $(13,406,389)     $(1,748,996)     $(13,198,154)     $(29,905,933)
                                                 ============      ===========      ============      ============

NET (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)         $  (1,910.24)     $   (165.95)     $  (1,822.14)     $  (2,792.85)
                                                 ============      ===========      ============      ============

(DECREASE) IN NET ASSET
    VALUE PER UNIT                               $  (1,882.88)     $   (186.56)     $  (1,858.74)     $  (2,762.37)
                                                 ============      ===========      ============      ============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.

          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                                 Partners' Capital
                                      ----------------------------------------------------------------------------
                                            General                 Limited                        Total
                                      -------------------   --------------------------    ------------------------
                                       Units      Amount       Units          Amount         Units        Amount
                                      -------   ---------   ----------     -----------    ----------   -----------
Six Months Ended June 30, 1997

Balances at December 31, 1996         53.5807   $ 785,756   7,517.5721     $110,244,519   7,571.1528   $111,030,275
Net (loss) for the six months
   ended June 30, 1997                            (99,592)                  (13,098,562)                (13,198,154)
Additions                              0.0000           0     150.1398        2,095,452     150.1398      2,095,452
Redemptions                            0.0000           0  (1,157.9178)     (15,875,887) (1,157.9178)   (15,875,887)
                                      -------   ---------  -----------     ------------  -----------   ------------

Balances at June 30, 1997             53.5807   $ 686,164   6,509.7941     $ 83,365,522   6,563.3748   $ 84,051,686
                                      =======   =========  ===========     ============  ===========   ============

Six Months Ended June 30, 1996

Balances at December 31, 1995         53.5807   $ 762,603  10,750.9076     $153,015,482  10,804.4883   $153,778,085
Net (loss) for the six months
   ended June 30, 1996                           (148,009)                  (29,757,924)                (29,905,933)
Additions                              0.0000           0     689.4411        8,909,436     689.4411      8,909,436
Redemptions                            0.0000           0  (2,030.6415)     (24,233,605) (2,030.6415)   (24,233,605)
                                      -------    --------  -----------     ------------  -----------   ------------

Balances at June 30, 1996             53.5807   $ 614,594   9,409.7072     $107,933,389   9,463.2879   $108,547,983
                                      =======   =========  ===========     ============  ===========   ============


                       Net Asset Value Per Unit
      -------------------------------------------------------
        June 30,     December 31,    June 30,     December 31,
         1997           1996           1996           1995
      ----------     ------------   ----------    ------------

      $12,806.17     $14,664.91     $11,470.43     $14,232.80
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

                        KENMAR PERFORMANCE PARTNERS L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership which operates as a commodity pool. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of the Futures Commission Merchants and interbank market makers (brokers) through which the Partnership trades.

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

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase prices and market prices) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes short-term time deposits and cash on deposit at financial institutions.

                        KENMAR PERFORMANCE PARTNERS L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)



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

                        KENMAR PERFORMANCE PARTNERS L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)



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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $8,494 and $15,036 for the six months ended June 30, 1997 and 1996, respectively.

           The Partnership is not required to distribute profits, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.    TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

                        KENMAR PERFORMANCE PARTNERS L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)



Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Purchases and sales of futures and options on futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the six months ended June 30, 1997 and 1996 and the related fair values as of June 30, 1997 and December 31, 1996 are as follows:


                                           For The Six Months Ended                      As of
                                      -------------------------------------------------------------------------
                                      June 30, 1997      June 30, 1996       June 30, 1997    December 31, 1996
                                      -------------      -------------       -------------    -----------------
Exchange traded futures and
   options on futures contracts         $5,140,000          $8,740,000          $5,984,000        $2,194,000
Forward contracts                           (4,000)            (60,000)             11,000            46,000

                        KENMAR PERFORMANCE PARTNERS L.P.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)



Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Net trading results from derivatives for the three months and six months ended June 30, 1997 and 1996 are reflected in the statement of operations and consist of gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

           At June 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:


                                               June 30,                                December 31,
                                                 1997                                       1996
                                               --------                                 ------------
                                  Contracts to          Contracts to        Contracts to        Contracts to
                                    Purchase                Sell              Purchase              Sell
                                 --------------         ------------       --------------       ------------
Derivatives (excluding
   purchased options)            $1,740,700,000         $473,900,000       $1,805,000,000       $671,800,000
Purchased options                    18,600,000           86,100,000           41,600,000          5,800,000


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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 1997, the statements of operations for the six months ended June 30, 1997 and 1996 and for the three months ended June 30, 1997 and 1996 and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and for the three months ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The assets of Kenmar Performance Partners L.P. (the "Partnership") are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities") through the direct and indirect retention of professional commodity trading advisors (the "Advisors").

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six month periods ended June 30, 1997 and 1996.

As of June 30, 1997, the Net Asset Value of the Partnership was $84,051,686, a decrease of approximately (20.41)% from its Net Asset Value of $105,602,515 at March 31, 1997. The Partnership's subscriptions and redemptions for the quarter ended June 30, 1997 totaled $933,881 and $9,078,322, respectively. For the quarter ended June 30, 1997, the Partnership had losses comprised of $(5,977,219) in realized trading losses, $(2,839,023) in change in unrealized trading losses and $1,234,169 in interest income compared to revenue comprised of $1,950,227 in realized trading gains, $(57,875) in change in unrealized trading losses and $1,535,350 in interest income for the same period of 1996. Total income for the second quarter of 1997 decreased by $11,009,775 from the same period of 1996 while total expenses increased by $647,618 between these periods. The Net Asset Value per unit at June 30, 1997 decreased (12.82)% from $14,689.05 at March 31, 1997 to $12,806.17 at June 30, 1997. The Partnership's
negative performance for the quarter ended June 30, 1997 resulted primarily from losses in the global interest rates.

The Net Asset Value of the Partnership decreased $26,978,589, or (24.30)% from December 31, 1996 through June 30, 1997. The Partnership's subscriptions and redemptions for the six months ended June 30, 1997 totaled $2,095,452 and $15,875,887, respectively. For the six months ended June 30, 1997, the Partnership had losses comprised of $(6,389,576) in realized trading losses, $3,014,622 in change in unrealized trading gains and $2,675,742 in interest income compared to losses comprised of $(7,707,498) in realized trading losses, $(13,784,182) in change in unrealized trading losses and $3,171,865 in interest income for the same period in 1996. Total income for the first six months of 1997 increased by $17,620,603 from the same period in 1996 while expenses increased by $912,824 between these periods. The Net Asset Value per Unit at June 30, 1997 decreased (12.67)% from $14,664.91 at December 31, 1996 to
$12,806.17 at June 30, 1997. The Partnership's negative performance for the six month period ended June 30, 1997 resulted primarily from losses in the global interest rates.

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

During the second quarter of 1997, 71.0840 Units were sold for a total of $933,880.95.

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


                                   KENMAR PERFORMANCE PARTNERS L.P.

                                   By: Kenmar Advisory Corp., general partner


Dated:  August 13, 1997            By: /s/ ROBERT L. CRUIKSHANK
                                       ------------------------
                                                Robert L. Cruikshank
                                                Executive Vice President
                                                (Duly Authorized Officer
                                                of the General Partner)




Dated:  August 13, 1997            By: /s/ THOMAS J. DIVUOLO
                                       ---------------------
                                                Thomas J. DiVuolo
                                                Senior Vice President
                                                (Principal Financial and
                                                Accounting Officer
                                                of the Registrant)