Form 10-Q
period 1997-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 1997-11-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 1997

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                        QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Statements of Financial Condition as of September 30, 1997
            (unaudited) and December 31, 1996 (audited)...................  3


            Statements of Operations for the Three Months and Nine
            Months Ended September 30, 1997 and 1996 (unaudited)..........  4


            Statements of Changes in Partners' Capital (Net Asset
            Value) for the Nine Months Ended September 30, 1997
            and 1996 (unaudited)..........................................  5



            Notes to Financial Statements.................................  6-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 11-13



PART II - OTHER INFORMATION
  Item 2.   Changes in Securities and Use of Proceeds..................... 14
  Item 6.   Exhibits and Reports on Form 8-K.............................. 14
SIGNATURES................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         September 30, 1997 (unaudited) and December 31, 1996 (audited)

                                                              September 30,  December 31,
                                                                  1997           1996
                                                              -------------  ------------
ASSETS
  Equity in broker trading accounts
    Cash                                                        $31,819,337  $ 33,605,676
    Net option premiums (received)                                (454,375)     (444,673)
    Unrealized gain on open contracts                            11,247,894     2,685,134
                                                                -----------  ------------

         Deposits with brokers                                   42,612,856    35,846,137

  Cash and cash equivalents                                       3,730,597     9,047,700
  Fixed income securities (cost of $40,442,230 and
    $73,923,849, including accrued interest)                     40,695,874    73,903,987
  Subscriptions receivable                                                0       500,000
  Receivable for fixed income securities sold                       223,189             0
                                                                -----------  ------------

         Total assets                                           $87,262,516  $119,297,824
                                                                ===========  ============

LIABILITIES
  Accounts payable                                                  $36,915  $    146,270
  Commissions and other trading fees
    on open contracts                                               737,019       563,004
  Management fees                                                   271,020       286,256
  Incentive fees                                                    141,466     3,383,341
  Redemptions payable                                             3,959,198     3,888,678
  Payable for fixed income securities purchased                     152,882             0
                                                                -----------  ------------

         Total liabilities                                        5,298,500     8,267,549
                                                                -----------  ------------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 53.5807 units outstanding at
    September 30, 1997 and December 31, 1996, respectively          785,206       785,756
  Limited Partners - 5,539.4572 and 7,517.5721 units
    outstanding at September 30, 1997 and December 31, 1996,
    respectively                                                 81,178,810   110,244,519
                                                                -----------  ------------

         Total partners' capital
           (Net Asset Value)                                     81,964,016   111,030,275
                                                                -----------  ------------

                                                                $87,262,516  $119,297,824
                                                                ===========  ============


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1997 and 1996 and
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                              1997          1996          1997           1996
                                          ------------  ------------  -------------  -------------
INCOME
  Commodity trading gains (losses)
    Realized                              $ 9,492,828   $ 3,235,087   $ 3,290,317   $ (4,542,313)
    Change in unrealized                    5,685,604    13,536,160     8,562,760         99,123
                                          -----------   -----------   -----------   ------------

      Gain (loss) from commodity trading   15,178,432    16,771,247    11,853,077     (4,443,190)
                                          -----------   -----------   -----------   ------------

  Other trading gains (losses)
    Realized                                  (56,993)     (114,142)     (244,058)       (44,240)
    Change in unrealized                      136,040       193,496       273,506       (153,649)
                                          -----------   -----------   -----------   ------------

      Gain (loss) from other trading           79,047        79,354        29,448       (197,889)
                                          -----------   -----------   -----------   ------------

  Interest income                           1,298,941     1,284,606     3,974,683      4,456,471
                                          -----------   -----------   ------------  -------------

      Total income (loss)                  16,556,420    18,135,207    15,857,208       (184,608)
                                          -----------   -----------   -----------   ------------

EXPENSES
  Brokerage commissions                     4,085,784     4,065,819    13,276,134     12,429,949
  Management fees                             661,610       699,518     2,105,089      2,518,679
  Incentive fees                              145,999     2,443,244     1,403,415      3,022,318
  General Partner administrative fee
    for operating expenses                    218,217       267,456       758,596        969,706
  Cash management service charge               29,160        46,943        77,537        145,451
  Legal expenses                                9,636             0        28,577         22,995
                                          -----------   -----------   -----------   ------------

      Total expenses                        5,150,406     7,522,980    17,649,348     19,109,098
                                          -----------   -----------   -----------   ------------

      NET INCOME (LOSS)                   $11,406,014   $10,612,227   $(1,792,140)  $(19,293,706)
                                          ===========   ===========   ===========   ============

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)    $  1,840.87   $  1,184.20   $   (259.95)   $ (1,905.39)
                                          ===========   ===========   ===========    ===========

INCREASE (DECREASE) IN NET
  ASSET VALUE PER UNIT                    $  1,848.48   $  1,307.36   $    (10.26)   $ (1,455.01)
                                          ===========   ===========   ===========    ===========




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                             Partners' Capital
                                      -------------------------------------------------------------------------
                                           General                Limited                      Total
                                      ----------------   --------------------------   -------------------------
                                       Units    Amount       Units        Amount        Units         Amount
                                      ------    ------   ---------        ---------   -------         ---------
Nine Months Ended September 30, 1997
------------------------------------
Balances at December 31, 1996         53.5807  $785,756   7,517.5721   $110,244,519   7,571.1528   $111,030,275
Net (loss) for the nine months
  ended September 30, 1997                         (550)                 (1,791,590)                 (1,792,140)
Additions                              0.0000         0     121.3538      1,714,251     121.3538      1,714,251
Redemptions                            0.0000         0  (2,099.4687)   (28,988,370) (2,099.4687)   (28,988,370)
                                      -------  --------  -----------   ------------  -----------   ------------

Balances at September 30, 1997        53.5807  $785,206   5,539.4572    $81,178,810   5,593.0379    $81,964,016
                                      =======  ========  ===========   ============  ===========   ============

Nine Months Ended September 30, 1996
------------------------------------

Balances at December 31, 1995         53.5807  $762,603  10,750.9076   $153,015,482  10,804.4883   $153,778,085
Net (loss) for the nine months
  ended September 30, 1996                      (77,960)                (19,215,746)                (19,293,706)
Additions                              0.0000         0     734.3216      9,402,431     734.3216      9,402,431
Redemptions                            0.0000         0  (3,324.5753)   (38,927,050) (3,324.5753)   (38,927,050)
                                      -------  --------  -----------   ------------  -----------   ------------

Balances at September 30, 1996        53.5807  $684,643   8,160.6539   $104,275,117   8,214.2346   $104,959,760
                                      =======  ========  ===========   ============  ===========   ============

                            Net Asset Value Per Unit
            --------------------------------------------------------
            September 30,  December 31,  September 30,  December 31,
                1997           1996          1996           1995
            -------------  ------------  -------------  ------------
            $14,654.65     $14,664.91    $12,777.79     $14,232.80
            =============  ============  =============  ============


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

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased, plus a 5% selling commission, unless wholly or partly waived by the General Partner. Additions to partners' capital are shown net of such charges, which amounted to $14,591 and $18,286 for the nine months ended September 30, 1997 and 1996, respectively.

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

         The Partnership has a substantial portion of its assets on deposit with brokers and dealers in securities in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements in excess of the face value of such agreements.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives for the nine months ended September 30, 1997 and 1996 and the related fair values as of September 30, 1997 and December 31, 1996 are as follows:



                                      For The Nine Months Ended                   As of
                             ----------------------------------------  -------------------------------------
                             September 30, 1997    September 30, 1996  September 30, 1997  December 31, 1996
                             ------------------    ------------------  ------------------  -----------------
Exchange traded futures and
 options on futures contracts    $6,380,000          $9,520,000            $10,794,000         $2,194,000
Forward contracts                    (3,000)            (40,000)                     0             46,000

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from derivatives for the three months and nine months ended September 30, 1997 and 1996 are reflected in the statement of operations and consist of gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.


         At September 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:


                                September 30,                   December 31,
                                     1997                           1996
                                     ----                           ----
                         Contracts to    Contracts to    Contracts to   Contracts to
                           Purchase          Sell          Purchase         Sell
                           --------          ----          --------         ----
Derivatives (excluding
  purchased options)    $2,006,900,000  $1,621,800,000  $1,805,000,000  $671,800,000
Purchased options           31,600,000      14,900,000      41,600,000     5,800,000


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

Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 1997, the statements of operations for the nine months ended September 30, 1997 and 1996 and for the three months ended September 30, 1997 and 1996 and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and 1996 and for the three months ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of Kenmar Performance Partners L.P. (the "Partnership") are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities") through the retention of professional commodity trading advisors (the "Advisors").

The assets of the Partnership are deposited with commodity brokers and foreign exchange dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds. In addition, certain of the Partnership's assets may be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.


CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of units of limited partnership interests ("Units") in the future will affect the amount of funds available for trading Commodities in subsequent periods.

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

RESULTS OF OPERATIONS. The Partnership incurs substantial charges from the payment of management and/or incentive fees to the Advisors and administrative fees to the General Partner which are payable based upon the Net Asset Value of the Partnership and are payable without regard to the profitability of the Partnership. The brokerage commissions to the Commodity Brokers are also payable without regard to the profitability of the Partnership, although under certain circumstances such commissions have been, and may continue to be, higher when advisors experience profits and as a result increase their trading activity. As a result, in certain years the Partnership has incurred a net loss when trading profits were not substantial enough to avoid depletion of the Partnership's assets from such fees and expenses. Thus, due to the nature of the Partnership's business, the success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodities sufficient to produce capital appreciation after payment of all fees and expenses.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine month periods ended September 30, 1997 and 1996.

As of September 30, 1997, the Net Asset Value of the Partnership was $81,964,016, a decrease of approximately (2.48%) from its Net Asset Value of $84,051,686 at June 30, 1997. The Partnership's subscriptions and redemptions for the quarter ended September 30, 1997 totaled $99,200 and $13,592,883, respectively. For the quarter ended September 30, 1997, the Partnership had revenues comprised of $9,435,835 in realized trading gains, $5,821,644 in change in unrealized trading gains and $1,298,941 in interest income compared to revenues comprised of $3,120,945 in realized trading gains, $13,729,656 in change in unrealized trading gains and $1,284,606 in interest income for the same period in 1996. Total income for the third quarter of 1997 decreased by $1,578,787 from the same period in 1996, while total expenses decreased by $2,372,574 between these periods. The Net Asset Value per unit at September 30, 1997 increased 14.43% from $12,806.17 at June 30, 1997 to $14,654.65 at
September 30, 1997. The Partnership's positive performance for the quarter ended September 30, 1997 resulted primarily from gains in currencies and global interest rates.

The Net Asset Value of the Partnership decreased $29,066,259, or (26.18%) from December 31, 1996 through September 30, 1997. The Partnership's subscriptions and redemptions for the nine months ended September 30, 1997 totaled $1,714,251 and $28,988,370, respectively. For the nine months ended September 30, 1997, the Partnership had revenues comprised of $3,046,259 in realized trading gains, $8,836,266 in change in unrealized trading gains and $3,974,683 in interest income compared to losses comprised of $(4,586,553) in realized trading losses, $(54,526) in change in unrealized trading losses and $4,456,471 in interest income for the same period in 1996. Total income for the nine months of 1997 increased by $16,041,816 from the same period in 1996 while expenses decreased by $1,459,750 between these periods. The Net Asset Value per Unit at September 30, 1997 decreased (.07%) from $14,664.91 at December 31, 1996 to $14,654.65 at
September 30, 1997. Although the Partnership had a negative performance for the nine month period ended September 30, 1997, which resulted primarily from losses in U.S. stock indices, energies, grains, tropicals and metals, the performance was better than the Partnership's performance for the same period in 1996 due to gains in currencies, global interest rates and precious metals.

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

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the regulations promulgated under the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors should cause the Partnership's actual results, performance or achievements for 1997, 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                          PART II - OTHER INFORMATION


        ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4 (2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,0500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.

During the third quarter of 1997, 64.6832 Units were sold for a total of $909,199.98.

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


                               KENMAR PERFORMANCE PARTNERS L.P.

                               By:     Kenmar Advisory Corp., general partner


Dated:  November 13, 1997      By:     /s/ Robert L. Cruikshank
                                       -------------------------
                                               Robert L. Cruikshank
                                               Executive Vice President
                                               (Duly Authorized Officer
                                               of the General Partner)




Dated: November 13, 1997       By:     /s/ Thomas J. DiVuolo
                                       -------------------------
                                               Thomas J. DiVuolo
                                               Senior Vice President
                                               (Principal Financial and
                                               Accounting Officer of the
                                               Registrant)