Form 10-K405
period 1997-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 1998-03-31
CIK 922575

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant has no outstanding voting or non-voting common equity.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1998 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.


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

     In September 1985, the Partnership commenced a private placement of units of limited partnership interests ("Units") in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Partnership began the private placement in 1985, through March 15, 1998, 23,580.88 Units have been sold for a total of $261,740,403. "Net Asset Value" is defined as total assets of the Partnership less total liabilities as determined in accordance with the principles set forth in the Second Restatement of the Limited Partnership Agreement of the Partnership, dated September 1, 1993, as amended January 15, 1996 (the "Partnership Agreement"), or where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis. The term "Net Asset Value Per Unit" is defined in the Partnership Agreement to mean the Net Asset Value of the Partnership divided by the number of Units issued and outstanding as of the date of computation. Investors receive a Confidential

Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment. The Disclosure Document is updated every nine (9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

     Since September 1985, the Partnership has engaged in the speculative trading of Commodity Interests and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2013 or the occurrence of any of the events set forth in Section 8.1 of the Partnership Agreement. The Partnership Agreement also provides that, after having been a Limited Partner for six months and upon ten business days prior written notice, a Limited Partner may require the Partnership to redeem all or part of its Units effective as of the close of business on the last day of any month at the Net Asset Value thereof on such date. In addition, pursuant to the Partnership Agreement, the General Partner may, in its sole discretion on 10 days' written notice or without notice under certain circumstances, require any Limited Partner to withdraw all or a portion of such Limited Partner's capital contribution from the Partnership.

     The Partnership's general partner is Kenmar Advisory Corp. (the "General Partner"), a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of the General Partner. In accordance with the provisions of the CEAct and the rules of the National Futures Association (the "NFA"), the General Partner is registered as a commodity pool operator, the Advisors are registered as commodity trading advisors and the Commodity Brokers (as defined below) required to be registered as futures commission merchants are registered as such, each subject to regulation by the CFTC. Each is also a member of the NFA in its respective capacity.

     The General Partner, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. The General Partner (i) selects and monitors the independent Advisors and the Commodity Brokers; (ii) allocates and/or reallocates assets of the Partnership among the Advisors; (iii) determines if an Advisor or Commodity Broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by the Advisors retained by the General Partner. In addition, the General Partner selects the commodity brokers that will clear trades for the Advisors. Refco, Inc. ("Refco") and ING (U.S.) Securities, Futures & Options Inc. ("ING BARINGS Futures & Options Clearing Services") are currently the Partnership's futures commission merchants, and ING Baring Futures & Options (U.K.) Limited ("ING-FX") and
Refco Capital Markets Ltd. ("Refco Capital Markets") are the Partnership's foreign exchange dealers (Refco, ING BARINGS Futures & Options Clearing Services, ING-FX and Refco Capital Markets are collectively referred to herein as the "Commodity Brokers").

     The Partnership itself does not have any employees. Rather, the General Partner employs 38 persons (as of March 15, 1998) and provides the Partnership with the services of research,
                                        2
fund administration, client support (marketing), legal, and management information systems and analysis personnel to conduct its operational activities.

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

     The Partnership is not an operating company with "traditional" income or expenses. It is a stand-alone investment vehicle that offers investors the opportunity to participate in Commodity Interest trading under the guidance of professional Advisors.

FEES AND EXPENSES

     Due to the General Partner's active and dynamic allocation and reallocation of the Partnership's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Partnership as of March 15, 1998.

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

     Advisors' Management Fees. The Partnership pays each Advisor, other than Sheridan Investments Incorporated, a monthly management fee ranging from 0.0833% to 0.1667% of the Net Asset Value of the assets allocated to each Advisor for management (each, an "Advisor's Portion"), prior to reduction for this fee and the Advisor's Incentive Fee, if any (as described below), adjusted, with respect to certain Advisors, to reflect the leverage at which such Advisor trades its Portion.

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

     Brokerage Commissions. The Partnership's current brokerage expenses range from $9.56 to $30 per roundturn transaction plus non-member exchange fees, clearing fees and NFA transaction fees. United States exchange fees (including NFA fees) range from approximately $1.24 to $2.84 per roundturn transaction. Foreign exchange fees range from approximately $1.18 to $16 per roundturn transaction, except that foreign exchange fees on certain Japanese financial instruments are $55 per roundturn transaction. For managing the Partnership's investment with the Advisors, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to each. Refco and ING Futures & Options retain no more than $10 per roundturn transaction, Refco Capital Markets no more than $5.75, and ING FX no more than $4.00. Each remits the remainder to the General Partner as compensation for managing the Partnership.

     The General Partner may, in its sole discretion, negotiate brokerage commissions with other commodity brokers on such terms as it deems in the best interest of the Partnership, which may or may not be similar to the above brokerage arrangements.

     Legal Fees and Expenses. The Partnership will be responsible for all legal fees, expenses (such as outside counsel's fax and copying charges) and disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Legal fees for fiscal 1997 were approximately $33,000.

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

     The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.


                                              YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                                  (IN THOUSANDS)

Brokerage Commissions              $16,884  $15,905  $17,165  $20,007  $11,511
Management Fees                      2,721    3,317    3,774    4,231    2,326
Incentive Fees                       1,417    6,406    7,107    5,900    3,804
General Partner's Management Fees        0        0        0      786      894
General Partner's Administrative
 Fee for Operating Expenses            949    1,233    1,497    1,499      656
Other Expenses                         137      228      191      358      135

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

     The General Partner and its affiliates ("Kenmar") currently manage other commodity pools and managed accounts, each with a different combination of Advisors, and intends to continue to solicit and manage the trading for these other commodity pools and managed accounts. Thus, Kenmar may be subject to conflicting demands in respect of allocating management time, services and other functions between the activities Kenmar have undertaken with respect to the Partnership and the activities Kenmar have undertaken or will undertake with respect to other investors, commodity pools, managed accounts and/or Advisors. Additionally, the greater the amount of assets managed by the General Partner, the more difficult it may be for the General Partner to maintain the quality of these services.

     The General Partner may also have a conflict of interest between its responsibility to select the best Advisors for the Partnership and its responsibility to select the best Advisors for the other commodity pools and managed accounts for which it serves as manager, because other pools may have fee structures more advantageous to the General Partner.

     Kenmar maintains business relationships unrelated to the Partnership with commodity trading advisors. In particular, affiliates of the General Partner have entered into, and may in the future enter into, marketing agreements with commodity trading advisors pursuant to which such affiliates are compensated for providing marketing services to such advisors and for getting assets placed under the management of such advisors. In allocating the Partnership's assets among Advisors and in determining which Advisors to retain or dismiss, the General Partner may also have a conflict of interest between allocating funds to Advisors who otherwise conduct trading on behalf of, or who otherwise have a business relationship with, the General Partner and/or its affiliates and allocating funds to Advisors with which the General Partner and/or its affiliates has no present relationship.

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

     Neither the General Partner nor any of its affiliates, principals, directors, officers or employees (the "Related Persons") trade Commodity Interests for their own accounts, although it is possible that they may do so in the future. The records of such trading would not be available to the Limited Partners. If the General Partner or a Related Person were to trade for their own accounts they could take positions either similar or opposite to positions taken by the Partnership, and/or the Partnership and such Related Persons could from time to time be competing for similar Commodity Interests. Orders placed by the General Partner or a Related Person to trade Commodity Interests for their proprietary accounts may reach the market either before or after similar orders are placed for the Partnership and this difference in timing may result in the Partnership receiving less favorable (or more favorable) prices than those received by such proprietary accounts. Neither the General Partner nor any Related Person places orders for any Advisor and, therefore, neither the General Partner nor any Related Person has control over such timing. It is also possible that the positions taken by such proprietary accounts may not be held for the same period of time as those positions taken by the Partnership. Thus, it is unlikely that trading results in such proprietary accounts would be the same as the performance in the Partnership's account.

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

     The CFTC and certain United States commodity exchanges have established "speculative position limits" that limit the net long or net short speculative position any person(s) may hold, own or control in a particular Commodity Investment on any given day. An Advisor and its principal(s) may, on any given day, trade up to the position limit established by such regulatory authorities and, therefore, might be unable to trade those Commodity Interests for the Partnership. It is not known what effect such inability to trade would have on the performance results of the Partnership.

     A substantial amount of the assets under the management of certain Advisors for the Partnership are assets of pools and accounts managed by the General Partner or an affiliate. This could have an influence on how these Advisors do business with the General Partner and the Partnership.

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

     Notwithstanding the foregoing, in any action brought by a Limited Partner in the right of the Partnership, Kenmar may be indemnified only to the extent and subject to the conditions specified in the Partnership Act. Also, indemnification of the General Partner or its affiliates by the Partnership will be limited for losses and liabilities resulting from violations of United States federal, state or foreign securities laws in connection with the offer or sale of Units. The CFTC has issued a statement of policy relating to indemnification of officers and directors of a futures commission merchant (such as a Commodity Broker) and its controlling persons under which the CFTC has taken the position that whether such an indemnification is consistent with the policies expressed in the CEAct will be determined by the CFTC on a case-by-case basis.


COMMODITY INVESTMENT TRADING AND THE ADVISORS

     The profitability of Commodity Investment trading depends in large part upon the accurate forecasting of price moves or trends in some Commodity Interests. No assurance can be given as to the accuracy of any Advisor's forecasts or that any Advisor's trading methods, strategies or decisions will be successful.

     Although an oversimplification, most Advisors use varying mixtures of technical and fundamental analysis. A trading approach based on fundamental analysis attempts to examine external factors (such as governmental policies, national and international political and economic events, changing trade prospects and similar factors that affect the supply and demand for a particular Commodity Investment) to predict Commodity Investment prices. A limiting factor in the use of fundamental analysis is that the analyst may not have knowledge of all of the pertinent factors affecting supply and demand of a particular commodity. Prices may be affected by factors the analyst did not consider.

     A trading approach based on technical analysis attempts to examine objective data (such as actual daily, weekly and monthly price fluctuations, volume variations, and changes in open interest and other related mathematical, statistical or quantitative data) to predict Commodity Investment prices. A limiting factor in the use of technical analysis is that such an approach generally requires price movement data that can be translated into price trends sufficient to dictate a market entry or exit decision. No assurance can be given as to the existence of major price moves. Moreover, a trading method or strategy will not be profitable if there are no price moves or trends of the kind the method or strategy seeks to identify and follow. In the past there have been periods without discernible trends and, presumably, such periods will continue to occur in the future. Periods without such price moves may produce losses. In addition, any factor that would lessen the prospect of major trends occurring in the future (such as increased governmental control of or participation in the markets) may reduce the prospect that a particular trading method will be profitable in the future. Finally, a technical trading approach may underperform other trading approaches when fundamental factors dominate price moves within a given Commodity Investment market.

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

     The development of a Commodity Investment trading strategy is a continual process. As a result of further analysis and research into the performance of an Advisor's methods, changes may have been made from time to time in the specific manner in which these trading methods evaluate price movements in various Commodity Interests; it is likely that similar revisions will be made in the future. As a result of such modifications, the trading methods that may be used by an Advisor in the future might differ from those presently being used. Limited Partners will not be informed of such changes in Advisor's trading methods. Additionally, trading decisions of discretionary Advisors require the exercise of judgment. The decision not to trade certain Commodity Interests or not to make certain trades may result at times in missing price moves and hence profits of great magnitude, which other Advisors willing to trade these Commodity Interests may be able to capture.

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

SYNOPSIS OF THE ADVISORS

     The Commodity Futures Trading Commission only requires disclosure of "Major Advisors", i.e., those allocated at least ten percent of the Partnership's assets. Set forth below is a brief description of the portfolio of Major Advisors trading for the Partnership as of March 15, 1998, which differs in part from the portfolio of Advisors in 1997.

DENNIS TRADING GROUP, INC. The principals of Dennis Trading Group, Inc. ("DTG") are Richard J. Dennis and Thomas A. Dennis. DTG employs a multisystem, computerized strategy comprised of a number of distinct proprietary trading systems which can be classified as either trend-following or counter-trend in nature. Based on DTG's on-going research, the number of systems will vary dynamically over time. In addition, the systems vary in their trade duration; DTG seeks to profit from short, intermediate and long-term market opportunities with signal generation based on the study of price movement both on a daily and intra-day basis. DTG's portfolio is broadly diversified throughout the global market sectors, including currencies, interest rates, stock indices, energies, metals, agriculturals, softs and meats. The worst monthly percentage drawdown, on a composite basis, for DTG from May 1994 through February 1998 was -15.6% in August 1994. The best monthly rate of return, on a composite basis, for DTG from May 1994 through February 1998 was 45.90% in September 1997.

EMC CAPITAL MANAGEMENT, INC. The principals of EMC Capital Management, Inc. ("EMC") are Elizabeth A. Cheval and Jeffrey D. Izenman. The trading strategy EMC utilizes for the Partnership is technical and generally trend-following. EMC may trade in more than ten Commodities at one time including, but not necessarily limited to, precious metals, U.S. and foreign financials, stock indices, certain foreign currencies, grains and grain products, crude oil and oil products, sugar, coffee, cocoa and orange juice. The worst monthly percentage drawdown, on a composite basis, for EMC and its principal during the most recent five calendar years (through February 1998) was -19.3% in July 1995. The best monthly rate of return, on a composite basis, for EMC and its principal during the most recent five calendar years (through February 1998) was 22.8% in May 1995.

HIRST INVESTMENT MANAGEMENT INC. The sole principal of Hirst Investment Management, Inc. ("Hirst") is Dr. Gary T. Hirst. Hirst employs a new trading technology based on digital signal processing (DSP) developed by Dr. Hirst which is designed to anticipate trend formation rather than identify existing trends. Because the system employs no fixed time frame, it is able to profit from trends of varying length. The DSP Trading System is completely automated and has been tested in over 100 different markets with no significant performance dilution. The markets that Hirst will trade at any one time are determined by a sophisticated risk-balancing matrix that investigates and allocates based on intermarket behavior. Hirst's portfolio is diversified across many market sectors, including currencies, global interest rates, stock indices, energies, metals, agriculturals, softs and meats. The worst monthly percentage drawdown, on a composite basis, for Hirst since its inception in October 1995 through February 1998 was -7.34% in February 1996. The best monthly rate of return, on a composite basis, for Hirst since its inception in October 1995 through February 1998 was 16.10% in December 1995.

HYMAN BECK & COMPANY, INC. The principals of Hyman Beck & Company, Inc. ("HB & Co.") are Alexander Hyman, Carl Beck, Chris J. Garavente, Troy Buckner, David
B. Fuller, Richard A. DeFalco, John J. McCormick and John S. Ryan. HB & Co.'s Short-Term Portfolio strategy is systematic and attempts to combine discretionary trading principles and non-linear modeling. The selective, short-term nature of trades in the Short-Term Portfolio generates results exhibiting an unusually low level of risk, combined with attractive annual returns. There are currently 44 markets in the portfolio (diversified across both U.S. and non-U.S. markets), resulting in positions being held in an average of 20 futures and forward markets at any point in time. The worst monthly percentage drawdown, on a composite basis, for HB & Co.'s Short-Term Portfolio since its inception in April 1996 through February 1998 was -7.80% in August 1996. The best monthly rate of return, on a composite basis, for HB & Co.'s Short-Term Portfolio since its inception in April 1996 through February 1998 was 8.84% in October 1996.

NESSLER FUTURES TRADING COMPANY. Peter Nessler, Jr. is the sole principal and shareholder of Nessler Futures Trading Company ("Nessler"). Nessler's trading strategy is fundamentally based, focusing on factors affecting supply and demand which are likely to provide an indication of future market price. In addition, technical analysis and historical and seasonal pattern identification represents a small portion of the advisor's trading process. The majority of Nessler's trading is short-term in nature, generally seeking to capture profits from interim market fluctuations. Nessler trades primarily agricultural markets, but may occasionally trade non-agricultural markets. The worst monthly percentage drawdown, on a composite basis, for Nessler during the most recent five calendar years (through February 1998) was -6.30% in June 1995. The best monthly rate of return, on a composite basis, for Nessler during the most recent five calendar years (through February 1998) was 7.10% in May 1994.

SHERIDAN INVESTMENTS INCORPORATED. Donald M. Newell, Philip G. Hubbard and Richard Morrison are the sole managing principals of Sheridan Investments Incorporated ("Sheridan"). Mr. Newell has also been a principal of LaSalle Portfolio Management, Inc., a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on exchange-traded futures and options on U.S. fixed income investments, seeking to add value to a long fixed income portfolio through a variety of option related strategies. Risk is controlled by paying close attention to market volatility, as well as through defensive option strategies designed to cap potential losses. The worst monthly percentage drawdown, on a composite basis, for Sheridan during the most recent five calendar years (through February 1998) was -0.8% in April 1993. The best monthly rate of return, on a composite basis, for Sheridan during the most recent five calendar years (through February 1998) was 3.11% in August 1993.

WILLOWBRIDGE ASSOCIATES INC. The principals of Willowbridge Associates Inc. ("Willowbridge") are Philip L. Yang, Michael Y. Gan, Theresa C. Morris, Richard
G. Faux, Jr., John C. Plimpton, James J. O'Donnell and Steven R. Crane. Willowbridge is trading its XLIM Trading Approach ("XLIM") for the Partnership which is traded on a discretionary basis by Mr. Yang. Trading decisions are based primarily on Mr. Yang's analysis of technical factors, fundamentals and market action. XLIM trades are selected from a wide variety of futures contracts, forwards, spot and options on United States and international markets including, but not limited to, financial instruments, currencies, precious and base metals and agricultural commodities. Mr. Yang reserves the right to change the portfolio composition of XLIM. The worst monthly percentage drawdown, on a composite basis, for the XLIM Program during the most recent five calendar years (through February 1998) was -12.67% in February 1994. The best monthly rate of return, on a composite basis, for the XLIM Program during the most recent five calendar years (through February 1998) was 31.21% in March 1995. In addition to the XLIM Trading Approach (XLIM), Willowbridge is also trading its MTech Trading Approach (MTech) for the Partnership. MTech is a highly discretionary and judgmental trading approach relying primarily on Mr. Gan's subjective analysis of the markets. Trading decisions are made on technical, as well as fundamental analysis. MTech currently trades the United States and non-U.S. futures, forward, spot and option markets. The worst monthly percentage drawdown, on a composite basis, for the MTech Program during the most recent five calendar years (through February 1998) was -16.10%
in February 1998. The best monthly rate of return, on a composite basis, for the MTech Program during the most recent five calendar years (through February
1998) was 24.48% in March 1995.

THE COMMODITY BROKERS

     The General Partner has responsibility for selecting and monitoring the Partnership's commodity brokers. The General Partner has selected Refco and ING Futures & Options to act as the Partnership's futures commission merchants and ING FX and Refco Capital Markets to act as the Partnership's foreign exchange dealers.

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

REFCO, INC. Refco is an Illinois corporation with a principal place of business at 111 West Jackson Boulevard, Chicago, Illinois 60604-3593, with a telephone number of (312) 930-6500. Refco is registered as a futures commission merchant with the CFTC and is a member of the NFA in such capacity.

As of the date of this Form 10-K, neither Refco nor any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except as follows:

      On December 20, 1994, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 95-2) in which Refco was alleged to have violated certain financial reporting, recordkeeping and segregation provisions of the CEAct and CFTC regulations as a result of some reporting and investment practices of Refco during 1990 and 1991. Without any hearing on the merits of the CFTC allegations and without admitting any of the allegations, Refco settled the matter and agreed to payment of a $1.25 million civil penalty, entry of a cease and desist order, and appointment of an independent consultant to review Refco's financial manual.

      On January 23, 1996, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 96-2) in which Refco was alleged to have violated certain segregation and supervision requirements and prior cease and desist orders. The CFTC allegations concerned
      Refco's consolidated margining of certain German accounts which were maintained at Refco from 1989 through April 1992. Refco simply executed and cleared transactions for these accounts in accordance with client instructions; Refco had no role in raising funds from investors or in the trading decisions for these accounts. Refco had received what it considered appropriate authorization from the controlling shareholder of the accounts' promoters to margin the accounts and transfer funds between and among the accounts on a consolidated basis. The CFTC maintained that Refco should not have relied upon such authorizations for the final consolidation of the accounts. Without admitting any of the CFTC allegations or findings, Refco settled the proceeding and agreed to payment of a $925,000 civil penalty, entry of a cease and desist order, and implementation of certain internal controls and procedures.

ING (U.S.) SECURITIES, FUTURES & OPTIONS INC. ING BARINGS Futures & Options Clearing Services is a duly registered futures commission merchant and a member of the National Futures Association. ING BARINGS Futures & Options Clearing Services is also registered as a broker dealer and a member of the National Association of Securities Dealers. ING (U.S.) Securities, Futures & Options Inc. which was formed in 1990, operates under the trade names ING BARINGS Futures & Options Clearing Services and is a clearing firm of each of the principal U.S. futures exchanges and the Chicago Board of Options Exchange.
ING BARINGS Futures & Options Clearing Services is a wholly-owned subsidiary of ING Bank N.V. in Amsterdam, one of the largest financial institutions in the world. ING BARINGS Futures & Options Clearing Services is an Illinois corporation with a principal place of business at 233 South Wacker Drive, Suite 5200, Chicago, Illinois 60606 and a telephone number of (312) 496-7000.

At any given time, ING BARINGS Futures & Options Clearing Services may be involved in legal actions, some of which may seek significant damages. With the exception of the action noted below, during the five years preceding the date hereof, there have been no administrative, civil or criminal actions against ING BARINGS Futures & Options Clearing Services or any of its principals - whether pending, on appeal or concluded - which is material in light of all circumstances:

      In 1996, two former shareholders filed a demand for arbitration at the Chicago Board of Trade charging breach of contract and misappropriation of certain customers and employees. On July 28, 1997, the Arbitrators of the Chicago Board of Trade found in favor of ING and granted no award in this matter.


ING-FX. ING Baring Futures & Options (U.K.) Limited ("ING-FX") is regulated by the Securities and Futures Authority. ING-FX is also a clearing member of LIFFE, IPE, & LCE and an Associate Broker Clearing Member of the LME. ING-FX, a wholly owned subsidiary of ING Bank N.V., is a limited company incorporated in the United Kingdom with its registered and principal office at 75 King William Street, London, England, EC4N 7EE and a telephone number of 44-171-410-9944.


REFCO CAPITAL MARKETS. Refco Capital Markets Ltd., a wholly owned subsidiary of The Refco Group Ltd., is organized under the laws of Bermuda. Refco Capital Markets maintains its principal office at Suite 542, 48 Par-La-Ville Road, Hamilton HM11, Bermuda, and a telephone number of (441) 295-6960.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units. There were approximately 902 holders of Units at March 15, 1998. Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 1998 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

     In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $26,250 for new investors other than IRAs and Plans and $10,500 for IRAs, Plans and existing Limited Partnership, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. As subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1000. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.

     During the fourth quarter of 1997, 22.8142 Units were sold for a total of $310,000.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Partnership has been derived from the Partnership's financial statements for each of the years 1992 through 1997, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Partnership's statements of financial position at December 31, 1997 and 1996 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 1997 are included elsewhere herein.



                                                 YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------
                                        1997    1996      1995        1994      1993
                                      ------- --------   -------    --------   -------
                                         (In thousands, except amounts per Unit)
Operations Data:
Realized Gains (Losses)..............  $9,630  $33,757   $30,855     $19,918   $18,746
Change in Unrealized.................   3,796  (16,236)    3,675      (6,498)   19,469
Interest Income......................   4,981    5,974     7,735       5,967     2,050
Brokerage Commissions................  16,884   15,905    17,165      20,007    11,511
Management Fees......................   2,721    3,317     3,774       4,231     2,326
Incentive Fees.......................   1,417    6,406     7,107       5,900     3,804
General Partner's
Management Fees......................       0        0          0        786       894

General Partner's
Administrative Fee for
Operating Expenses...................     949    1,233      1,497      1,499       656
Other Expenses.......................     137      228        191        358       135
Net Income (Loss).................... $(3,701) $(3,594)   $12,531   $(13,394)  $20,939

Net Income (Loss) Per
Unit (Based on
Weighted Average
Number of Units
Outstanding).........................   $(567)   $(375)    $1,104    $(1,208)    $3,738

Increase (Decrease) in Net
Asset Value Per
Unit.................................   $(308)    $432     $1,068    $(1,429)    $4,753

                                                          DECEMBER 31,
                                       ------------------------------------------------
                                         1997    1996       1995       1994      1993
                                       -------  -------    -------   -------    -------
                                            (In thousands, except amounts per Unit)

Financial Position Data:
General Partner's Capital.............    $769     $786       $763      $688     $1,249
Limited Partners' Capital.............  66,626  110,244    153,015   156,450    123,115
Partnership Capital...................  67,395  111,030    153,778   157,138    124,364
Net Asset Value per Unit.............. $14,357  $14,665    $14,233   $13,164    $14,593

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and elsewhere in this Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1998 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.


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

     The following paragraphs present a summary of the Partnership's operations for the calendar years 1995 through 1997 and a general discussion of the Partnership's trading activities in certain markets during such period. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

     As of December 31, 1997, the Net Asset Value of the Partnership was $67,394,957, a decrease of approximately 39.30% from its Net Asset Value of $111,030,275 at December 31, 1996. The Partnership's 1997 subscriptions and redemptions totaled $1,699,251 and $41,633,972, respectively. For the year ended December 31, 1997, the Partnership had revenues consisting of $9,630,415 in realized trading gains, $3,796,105 in unrealized trading gains and $4,981,422 in interest income. For that same year, the Partnership had expenses consisting of $16,884,257 in brokerage commissions, $2,720,907 in management fees, $1,417,050 in incentive fees, $949,121 in General Partner's administrative fees and $137,204 in other expenses. This resulted in the Partnership having net losses of $3,700,597. The Partnership's trading losses in 1997 were primarily realized in U.S. stock indices, tropicals, meats and grains. The Net Asset Value Per Unit at December 31, 1997 decreased 2.10% from $14,664.91 at December 31, 1996 to $14,356.76 at December 31, 1997.

     As of December 31, 1996, the Net Asset Value of the Partnership was $111,030,275, a decrease of $42,747,810 from its Net Asset Value of $153,778,085 at December 31, 1995. The Partnership's 1996 subscriptions and redemptions totaled $11,587,994 and $50,741,659, respectively. For the year ended December 31, 1996, the Partnership had revenues consisting of $33,757,205 in realized trading gains, $16,236,226 in unrealized trading losses and $5,974,118 in interest income. For that same year, the Partnership had expenses consisting of $15,904,878 in brokerage commissions, $3,317,507 in management fees, $6,405,660 in incentive fees, $1,232,872 in General Partner's administrative fees and $228,325 in other expenses. This resulted in the Partnership having net losses in 1996 of $3,594,145. The Partnership's trading losses in 1996 were primarily realized in tropicals, petroleums, metals, U.S. interest rates and European stock indices. The Net Asset Value Per Unit at December 31, 1996 increased 3.04% from $14,233 at December 31, 1995 to $14,665 at December 31, 1996.

     As of December 31, 1995, the Net Asset Value of the Partnership was $153,778,085, a decrease of $3,359,938 from its Net Asset Value of $157,138,023 at December 31, 1994. The Partnership's 1995 subscriptions and redemptions totaled $30,526,165 and $46,416,920 respectively. For the year ended December 31, 1995, the Partnership had revenues consisting of $30,855,057 in realized trading gains, $3,675,033 in unrealized trading gains and $7,735,524 in interest income. For that same year, the Partnership had expenses consisting of $17,165,519 in brokerage commissions, $3,774,200 in management fees, $7,106,694 in incentive fees, $1,497,246 in General Partner's administrative fees and $191,138 in other expenses. This resulted in the Partnership having net gains in 1995 of $12,530,817. The Partnership's trading gains during 1995 were primarily realized in currencies, global interest rates and petroleum.
The Net Asset Value Per Unit at December 31, 1995 increased 8.12% from $13,164 at December 31, 1994 to $14,233 at December 31, 1995.

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

     With respect to the Partnership's trading, in general, the Partnership's Advisors will trade only Commodity Interests that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodity Investment.

     The Partnership's trading may also be impacted by the various conflicts of interest among the Partnership and the General Partner, the Advisors and the Commodity Brokers. See "Item 1. Business - Conflicts of Interest".


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-9 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

     MR. KENNETH A. SHEWER, age 44, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

     MR. MARC S. GOODMAN, age 49, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

     MS. ESTHER ECKERLING GOODMAN, age 45, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from

1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

     MR. ROBERT L. CRUIKSHANK, age 61, joined the General Partner as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100 (OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

     JOSHUA B. PARKER, ESQ., age 41, has been an Executive Vice President and the General Counsel of the General Partner since June 1991 and October 1988, respectively. Mr. Parker has been with Kenmar since October 1988. From January 1986 through October 1988, Mr. Parker was the general counsel of Michael Becker & Co., a member firm of the American Stock Exchange. During that time he was also an independent floor trader, first in association with Michael Becker & Co. and later in his own firm, Premium Investments. From May 1985 through January 1986, Mr. Parker was the associate general counsel of a company in the over-the-counter drug and personal care industry. From August 1981 through May 1985, Mr. Parker was associated with the law firm of Baer Marks & Upham. Mr. Parker is a 1981 graduate of the New York University School of Law with a J.D. degree and a 1977 graduate of Yale University with a B.A. degree.

     Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of the General Partner.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by its General Partner, which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in Item 1 hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of March 15, 1998, the General Partner owned approximately 53.5807 units of general partnership interests, representing a 1.21% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Shewer and Goodman.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Partnership, the Partnership currently pays the General Partner an administrative fee. For the year ending December 31, 1997, the General Partner received $0.00 in management fees and $1,053,694 administrative fees. For the year ending December 31, 1996, the General Partner received $0 in management fees and $1,232,872 in administrative fees. For the year ending December 31, 1995, the General Partner received $0 in management fees and $1,497,246 administrative fees. In addition, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to the Commodity Brokers.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  The following documents are filed as part of this Form 10-K:

     1. The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

          Independent Auditor's Report
          Statements of Financial Condition as of  December 31, 1997
          and 1996
          Schedule of Securities as of December 31,  1997
          Statements of Operations For the Years Ended December 31, 1997, 1996 and 1995
          Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 1997, 1996 and 1995
          Notes to Financial Statements

     2. All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed with this Report or incorporated by reference as set forth below:



Number     Exhibit
-------    -------

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

10.2* Form of Advisory Agreement between the General Partner and the Advisor.

10.3** Master Agreement between the Partnership and ING Derivatives, Ltd., dated as of March 22, 1995.

10.4***    Commodity Customer Agreement between the Partnership and
           Internationale  Nederlanden (U.S.) Derivatives Clearing, Inc.


10.5***  Netting Agreement and Customer Agreement between the Partnership and
         Refco Capital Markets Ltd.

27       Financial Data Schedule.

__________________
* Incorporated herein by reference to the Partnership's Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 29, 1994.
** Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*** Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(b)  Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the fourth quarter of 1997.

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

 SEC Practice Section                                             1301 York Road

Maryland Association of Certified Public Accountants       Lutherville, Maryland
                                                                           21093



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 1997 and 1996, including the December 31, 1997 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 1997 and 1996, and the results of its operations and the changes in its net asset values for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. SIGNATURE]


March 6, 1998

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996
                                   _________


                                                         1997              1996
                                                     ------------      ------------
ASSETS
  Equity in broker trading accounts
    Cash                                             $ 25,448,177      $ 33,605,676
    Net option premiums paid (received)                   155,195          (444,673)
    Unrealized gain on open contracts                   6,236,877         2,685,134
                                                     ------------      ------------
       Deposits with brokers                           31,840,249        35,846,137

  Cash and cash equivalents                             4,756,235         9,047,700
  Fixed income securities (cost, including
     accrued interest, - $39,579,849 and
     $73,923,849)                                      39,804,349        73,903,987
  Subscriptions receivable                                      0           500,000
  Other assets                                             78,253                 0
                                                     ------------      ------------
       Total assets                                  $ 76,479,086      $119,297,824
                                                     ============      ============

LIABILITIES
  Accounts payable                                   $     41,790       $   146,270
  Commissions and other trading fees
    on open contracts                                     634,814           563,004
  Management fees                                         223,863           286,256
  Incentive fees                                           13,634         3,383,341
  Redemptions payable                                   8,170,028         3,888,678
                                                     ------------      ------------
       Total liabilities                                9,084,129         8,267,549
                                                     ------------      ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding at
    December 31, 1997 and 1996                            769,245           785,756
  Limited Partners - 4,640.7205 and 7,517.5721 units
    outstanding at December 31, 1997 and 1996          66,625,712       110,244,519
                                                     ------------      ------------
       Total partners' capital
        (Net Asset Value)                              67,394,957       111,030,275
                                                     ------------      ------------
                                                     $ 76,479,086      $119,297,824
                                                     ============      ============

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                               December 31, 1997
                                   _________



FIXED INCOME SECURITIES


Face Value   Description                                                        Value
----------   -----------                                                    ------------

             U.S. GOVERNMENT OBLIGATIONS

 9,655,000   United States Treasury Notes, 5.625%, 11/30/1999                 $ 9,693,669
 2,500,000   United States Treasury Notes, 6.375%, 5/15/2000                    2,558,192
 4,000,000   United States Treasury Notes, 6.00%, 8/15/2000                     4,119,412
 2,800,000   United States Treasury Notes, 6.25%, 6/30/2002                     2,856,035
 2,615,000   United States Treasury Notes, 6.00%, 7/31/2002                     2,708,038
                                                                              -----------
             TOTAL U.S. GOVERNMENT OBLIGATIONS
               (COST, INCLUDING ACCRUED INTEREST, - $21,835,366)               21,935,346
                                                                              -----------

             FEDERAL AGENCY OBLIGATIONS

 2,000,000   Federal Home Loan Bank Debenture, 6.31%, 5/17/1999                 2,029,165
 2,054,274   Federal Home Loan Mortgage Corporation, 6.00%, 8/1/2000            2,052,589
 1,521,882   Federal National Mortgage Association Adjustable Rate
               Mortgage, currently 7.391%, 11/1/2018                            1,592,132
 1,292,568   Federal National Mortgage Association Adjustable Rate
               Mortgage, currently 5.503%, 4/1/2027                             1,314,654
 3,000,019   Federal National Mortgage Association Collateralized Mortgage
               Obligation, 7.50%, 12/25/2001                                    3,090,019
 1,996,240   Federal National Mortgage Association Collateralized Mortgage
               Obligation, 6.00%, 2/15/2016                                     2,001,849
 1,599,146   Federal National Mortgage Association Collateralized Mortgage
               Obligation, 7.00%, 6/25/2007                                     1,616,471
 2,000,000   Federal National Mortgage Association Debenture, 7.12%,
               4/19/2002                                                        2,056,920
 2,000,000   Student Loan Marketing Association, 7.50%, 3/8/2000                2,115,204
                                                                              -----------

             TOTAL FEDERAL AGENCY OBLIGATIONS
               (COST, INCLUDING ACCRUED INTEREST, - $17,744,483)               17,869,003
                                                                              -----------
             TOTAL FIXED INCOME SECURITIES
               (COST, INCLUDING ACCRUED INTEREST, - $39,579,849)              $39,804,349
                                                                              ===========


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

                                 --------------

                                               1997            1996           1995
                                               ----            ----           ----
INCOME
  Commodity trading gains (losses)
    Realized                               $ 9,871,120    $ 33,536,073    $30,252,139
    Change in unrealized                     3,551,743     (15,992,440)     3,424,071
                                           -----------    ------------    -----------

      Gain from commodity trading           13,422,863      17,543,633     33,676,210
                                           -----------    ------------    -----------

  Fixed income securities gains (losses)
    Realized                                  (240,705)        221,132        602,918
    Change in unrealized                       244,362        (243,786)       250,962
                                           -----------    ------------    -----------

      Gain (loss) from fixed income
        securities                               3,657         (22,654)       853,880
                                           -----------    ------------    -----------

  Interest income                            4,981,422       5,974,118      7,735,524
                                           -----------    ------------    -----------

      Total income                          18,407,942      23,495,097     42,265,614
                                           -----------    ------------    -----------

EXPENSES
  Brokerage commissions                     16,884,257      15,904,878     17,165,519
  Management fees                            2,720,907       3,317,507      3,774,200
  Incentive fees                             1,417,050       6,405,660      7,106,694
  General Partner administrative fee for
    operating expenses                         949,121       1,232,872      1,497,246
  Cash management service charge               104,573         192,188        145,292
  Legal expenses                                32,631          36,137         45,846
                                           -----------    ------------    -----------

      Total expenses                        22,108,539      27,089,242     29,734,797
                                           -----------    ------------    -----------

      NET INCOME (LOSS)                    $(3,700,597)   $ (3,594,145)   $12,530,817
                                           ===========    ============    ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the year)       $   (566.93)   $    (374.52)   $  1,104.32
                                           ===========    ============    ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER UNIT                           $   (308.15)   $     432.11    $  1,068.33
                                           ===========    ============    ===========

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1997, 1996 and 1995
                                    ________


                                                              Partners' Capital
                                ------------------------------------------------------------------------------------
                                       General                     Limited                         Total
                                --------------------    -----------------------------    ---------------------------
                                 Units       Amount         Units          Amount           Units           Amount
                                -------     --------    ------------    -------------    ------------    -----------

Balances at
  December 31, 1994             52.2682     $688,084     11,884.2564     $156,449,939     11,936.5246    $157,138,023

Net income for the year
  ended December 31, 1995                     58,519                       12,472,298                      12,530,817
Additions                        1.3125       16,000      2,347.5515       30,510,165      2,348.8640      30,526,165
Redemptions                      0.0000            0     (3,480.9003)     (46,416,920)    (3,480.9003)    (46,416,920)
                                -------     --------     -----------      -----------     -----------     -----------

Balances at
  December 31, 1995             53.5807      762,603     10,750.9076      153,015,482     10,804.4883     153,778,085

Net income (loss) for the year
  ended December 31, 1996                     23,153                       (3,617,298)                     (3,594,145)
Additions                        0.0000            0        881.1030       11,587,994        881.1030      11,587,994
Redemptions                      0.0000            0     (4,114.4385)     (50,741,659)    (4,114.4385)    (50,741,659)
                                -------     --------     -----------      -----------     -----------     -----------

Balances at
  December 31, 1996             53.5807      785,756      7,517.5721      110,244,519      7,571.1528     111,030,275

Net (loss) for the year
  ended December 31, 1997                    (16,511)                      (3,684,086)                     (3,700,597)
Additions                        0.0000            0        120.4929        1,699,251        120.4929       1,699,251
Redemptions                      0.0000            0     (2,997.3445)     (41,633,972)    (2,997.3445)    (41,633,972)
                                -------     --------     -----------      -----------     -----------     -----------

Balances at
  December 31, 1997             53.5807     $769,245      4,640.7205      $66,625,712      4,694.3012     $67,394,957
                                =======     ========     ===========      ===========     ===========     ===========


                                                             Net Asset Value Per Unit
                                                       ------------------------------------
                                                                   December 31,
                                                          1997          1996        1995
                                                       ----------   ----------   ----------

                                                       $14,356.76   $14,664.91   $14,232.80
                                                       ==========   ==========   ==========



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                   _________


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  General Description of the Partnership

            Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forwards and related markets. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Partnership trades.

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

        D.  Cash and Cash Equivalents

            Cash and cash equivalents includes cash, investments in money market mutual funds and short-term time deposits at financial institutions. Interest income includes interest equivalent dividends on money market mutual funds.

        E.  Fixed Income Securities

            Fixed income securities are reported at market value plus accrued interest. Fixed income securities transactions are accounted for on the trade date. Interest is recorded on the accrual basis.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   __________






Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)


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

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/3 of 1% (4% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

Note 4.  DEPOSITS WITH BROKERS

         The Partnership deposits cash with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   _________


Note 5.  OTHER EXPENSES

         The General Partner pays substantially all ordinary operating and administrative expenses incurred by the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% of the prior month's beginning Net Asset Value of the Partnership. The Partnership also pays actual amounts incurred for cash management services and services performed by independent legal counsel.

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $14,991, $37,702 and $174,431 in 1997, 1996 and 1995, respectively.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

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

         Purchase and sale of futures and options on futures contracts requires margin deposits with the FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from such FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

         The Partnership has a substantial portion of its assets on deposit with brokers and dealers in securities and other financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements in excess of the face value of such agreements.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ________________


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1997, 1996 and 1995 was approximately $6,240,000, $9,700,000 and $12,240,000, respectively, and the related fair values as of December 31, 1997 and 1996 are approximately $6,392,000 and $2,240,000, respectively.

         Net trading results from derivatives for the years ended December 31, 1997, 1996 and 1995 are reflected in the statement of operations and equal gain from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

         At December 31, 1997 and 1996, the notional amount of open contracts is as follows:


                                               1997                            1996
                                               ----                            ----
                                    Contracts to    Contracts to    Contracts to    Contracts to
                                     Purchase          Sell          Purchase          Sell
                                     --------          ----          --------          ----
         Derivatives (excluding
           purchased options)     $1,490,800,000   $756,300,000   $1,805,000,000   $671,800,000
         Purchased options            23,900,000     59,600,000       41,600,000      5,800,000



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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1998.

                           KENMAR PERFORMANCE PARTNERS L.P.

                           By:Kenmar Advisory Corp., general partner


                           By: /s/ KENNETH A. SHEWER
                               -----------------------
                                   Kenneth A. Shewer
                                   Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1998.



                           KENMAR PERFORMANCE PARTNERS L.P.

                           By:Kenmar Advisory Corp., general partner


                           By: /s/ KENNETH A. SHEWER
                               ----------------------------------
                                   Kenneth A. Shewer
                                   Chairman and Director
                                   (Principal Executive Officer)


                           By: /s/ MARC S. GOODMAN
                               ----------------------------------
                                   Marc S. Goodman
                                   President and Director


                           By: /s/ THOMAS J. DIVUOLO
                                ---------------------------------
                                   Thomas J. DiVuolo
                                   Senior Vice President
                                   (Principal Financial and Accounting Officer
                                   for the Partnership)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

  27     Financial Data Schedule.