Form 10-Q
period 1998-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 1998-05-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]

                        KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED MARCH 31, 1998
                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements

              Statements of Financial Condition as of March 31, 1998
              (unaudited) and December 31, 1997 (audited)                      3


              Statements of Operations for the Three Months Ended
              March 31, 1998 (unaudited) and 1997 (unaudited)                  4


              Statements of Changes in Partners' Capital (Net Asset
              Value) for the Three Months Ended March 31, 1998
              (unaudited) and 1997 (unaudited)                                 5

            Notes to Financial Statements                                      6-10

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11-13

 PART II - OTHER INFORMATION

   Item 2   Changes in Securities and Use of Proceeds                         14

   Item 6   Exhibits and Reports on Form 8-K                                  14

 SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 1998 (unaudited) and December 31, 1997 (audited)

                                   ----------

                                                                 March 31,       December 31,
                                                                   1998             1997
                                                                   ----             ----
ASSETS
    Equity in broker trading accounts
        Cash                                                    $29,335,957     $25,448,177
        Net option premiums paid                                     72,566         155,195
        Unrealized gain on open contracts                         6,843,364       6,236,877
                                                                -----------     -----------

               Deposits with brokers                             36,251,887      31,840,249

     Cash and cash equivalents                                    2,356,319       4,756,235
     Fixed income securities (cost, including accrued
        interest, - $37,914,179 and $39,579,849)                 38,037,941      39,804,349
     Subscriptions receivable                                        64,087               0
     Other assets                                                    21,299          78,253
                                                                -----------     -----------

               Total assets                                     $76,731,533     $76,479,086
                                                                ===========     ===========
 LIABILITIES
     Accounts payable                                           $    38,105     $    41,790
     Commissions and other trading fees
        on open contracts                                           842,649         634,814
     Management fees                                                231,337         223,863
     Incentive fees                                               2,454,748          13,634
     Redemptions payable                                            801,399       8,170,028
                                                                -----------     -----------

               Total liabilities                                  4,368,238       9,084,129
                                                                -----------     -----------
 PARTNERS' CAPITAL (NET ASSET VALUE)
     General Partner - 53.5807 units outstanding at
        March 31, 1998 and December 31, 1997                        883,410         769,245
     Limited Partners - 4,335.4098 and 4,640.7205 units
        outstanding at March 31, 1998 and December 31, 1997      71,479,885      66,625,712
                                                                -----------     -----------
               Total partners' capital
                  (Net Asset Value)                              72,363,295      67,394,957
                                                                -----------     -----------

                                                                $76,731,533     $76,479,086
                                                                ===========     ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                   1998             1997
                                                                   ----             ----
 INCOME
     Commodity trading gains (losses)
        Realized                                                $14,894,669     $  (301,920)
        Change in unrealized                                        606,487       6,237,593
                                                                -----------     -----------

                Gain from commodity trading                      15,501,156       5,935,673
                                                                -----------     -----------
     Fixed income securities gains (losses)
        Realized                                                     78,704        (110,437)
        Change in unrealized                                       (100,738)       (383,948)
                                                                -----------     -----------

                (Loss) from fixed income securities                 (22,034)       (494,385)
                                                                -----------     -----------

     Interest income                                              1,033,478       1,441,573
                                                                -----------     -----------

                Total income                                     16,512,600       6,882,861
                                                                -----------     -----------
 EXPENSES
     Brokerage commissions                                        3,214,574       4,538,871
     Management fees                                                632,581         753,757
     Incentive fees                                               2,454,748       1,090,946
     General Partner administrative fee for
        operating expenses                                          179,642         283,026
     Cash management service charge                                  12,293           8,026
     Legal expenses                                                   2,636               0
                                                                -----------     -----------

                Total expenses                                    6,496,474       6,674,626
                                                                -----------     -----------

                NET INCOME                                      $10,016,126     $   208,235
                                                                ===========     ===========
 NET INCOME PER UNIT
     (based on weighted average number of
     units outstanding during the period)                       $  2,196.52     $     27.88
                                                                ===========     ===========
 INCREASE IN NET ASSET
     VALUE PER UNIT                                             $  2,130.70     $     24.14
                                                                ===========     ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                   -----------

                                                        Partners' Capital
                                       ------------------------------------------------------------------------------------------
                                              General                        Limited                           Total
                                       -----------------------     ----------------------------     -----------------------------
                                         Units        Amount          Units           Amount           Units           Amount
                                       ---------   -----------     -----------    -------------     -----------     -------------

Three Months Ended March 31, 1998

Balances at December 31, 1997           53.5807    $   769,245     4,640.7205     $  66,625,712     4,694.3012      $  67,394,957
Net income for the three months
   ended March 31, 1998                                114,165                        9,901,961                        10,016,126
Additions                                0.0000              0        18.0859           297,941        18.0859            297,941
Redemptions                              0.0000              0      (323.3966)       (5,345,729)     (323.3966)        (5,345,729)
                                       --------    -----------     ----------     -------------     ----------      -------------

Balances at March 31, 1998              53.5807    $   883,410     4,335.4098     $  71,479,885     4,388.9905      $  72,363,295
                                       ========    ===========     ==========     =============     ==========      =============

Three Months Ended March 31, 1997

Balances at December 31, 1996           53.5807    $   785,756     7,517.5721     $ 110,244,519     7,571.1528      $ 111,030,275
Net income for the three months
   ended March 31, 1997                                  1,294                          206,941                           208,235
Additions                                0.0000              0        79.0558         1,161,570        79.0558          1,161,570
Redemptions                              0.0000              0      (461.0111)       (6,797,565)     (461.0111)        (6,797,565)
                                       --------    -----------     ----------     -------------     ----------      -------------

Balances at March 31, 1997              53.5807    $   787,050     7,135.6168     $ 104,815,465     7,189.1975      $ 105,602,515
                                       ========    ===========     ==========     =============     ==========      =============

                                                         Net Asset Value Per Unit
                                       -------------------------------------------------------------
                                        March 31,     December 31,       March 31,      December 31,
                                          1998            1997             1997             1996
                                          ----            ----             ----             ----
                                       $16,487.46      $14,356.76       $14,689.05       $14,664.91
                                       ==========      ==========       ==========       ==========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ----------


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.    General Description of the Partnership

                Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades United States (U.S.) and foreign futures, options, forwards and related markets. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Partnership trades.

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

Note 3.   COMMODITY TRADING ADVISORS

          The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/6 of 1% (2% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------


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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $2,938 and $3,912 for the three months ended March 31, 1998 and 1997, respectively.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Purchase and sale of futures and options on futures contracts requires margin deposits with the FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from such FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FMC's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1998 and 1997 was approximately $5,390,000 and $5,260,000, respectively, and the related fair values as of March 31, 1998 and December 31, 1997 are approximately $6,916,000 and $6,392,000, respectively.

           Net trading results from derivatives for the three months ended March 31, 1998 and 1997 are reflected in the statement of operations and equal gain from commodity trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

          At March 31, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                        March 31,                             December 31,
                                          1998                                    1997
                                          ----                                    ----
                             Contracts to      Contracts to          Contracts to       Contracts to
                               Purchase            Sell                Purchase             Sell
                               --------            ----                --------             ----
Derivatives (excluding
  purchased options)        $1,476,800,000     $1,809,500,000       $1,490,800,000      $756,300,000
Purchased options              146,600,000        113,300,000           23,900,000        59,600,000


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

Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 1998 and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997.

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

The assets of the Partnership are deposited with commodity brokers and foreign exchange dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may be placed in a custodial account with a cash manager to maximize the interest earned on assets not committed as margin.

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

The Advisors trade in various markets at different times, and prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future. Further, the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 1998 and 1997.

As of March 31, 1998, the Net Asset Value of the Partnership was $72,363,295, an increase of approximately 7.37% from its Net Asset Value of $67,394,957 at December 31, 1997. The Partnership's subscriptions and redemptions for the quarter ended March 31, 1998 totaled $297,941 and $5,345,729, respectively. For the quarter ended March 31, 1998, the Partnership had income comprised of $14,973,373 in realized gains, $505,749 in change in unrealized gains and $1,033,478 in interest income compared to income comprised of ($412,357) in realized losses, $5,853,645 in change in unrealized gains and $1,441,573 in interest income for the same period in 1997. Total income for the first quarter of 1998 increased by $9,629,739 from the same period in 1997, while total expenses decreased by $178,152 between these periods. The Net Asset Value per Unit at March 31, 1998 increased 14.84% from $14,356.76 at December 31, 1997 to $16,487.46 at March 31, 1998. The Partnership's positive performance for the quarter ended March 31, 1998 resulted primarily from gains in global interest rates, stock indices, currencies, energies and meats.

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

Safe Harbor Statement. The discussion above contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors should cause the Partnership's actual results, performance or achievements for 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4 (2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.

During the first quarter of 1998, 27.9314 Units were sold for a total of $460,867.92.

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

                            KENMAR PERFORMANCE PARTNERS L.P.

                            By: Kenmar Advisory Corp., general partner

Dated: May 14, 1998         By: /s/ ROBERT L. CRUIKSHANK
                               -----------------------------------------------
                               Robert L. Cruikshank
                               Executive Vice President
                               (Duly Authorized Officer of the General Partner)


Dated: May 14, 1998         By: /s/ THOMAS J. DIVUOLO
                               -----------------------------------------------
                               Thomas J. DiVuolo
                               Senior Vice President (Principal Financial
                               and Accounting Officer of the Registrant)