Form 10-Q
period 1998-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 1998-08-13
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        KENMAR PERFORMANCE PARTNERS L.P.
                           QUARTER ENDED JUNE 30, 1998
                                      INDEX


                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION
  Item 1.        Financial Statements

                  Statements of Financial Condition as of June 30, 1998 (unaudited)
                  and December 31, 1997 (audited)                                                                   3


                  Statements of Operations for the Three Months and Six Months Ended
                  June 30, 1998 (unaudited) and 1997 (unaudited)                                                    4


                  Statements of Changes in Partners' Capital (Net Asset Value) for
                  the Six Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)                               5

                 Notes to Financial Statements                                                                   6-10

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                      11-13

PART II - OTHER INFORMATION

  Item 2.        Changes in Securities and Use of Proceeds                                                         14

  Item 6.        Exhibits and Reports on Form 8-K                                                                  14

SIGNATURES                                                                                                         15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 1998 (unaudited) and December 31, 1997 (audited)

                                   ---------

                                                                June 30,      December 31,
                                                                  1998            1997
                                                              -----------     ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                   $28,338,689     $25,448,177
       Net option premiums paid                                   440,461         155,195
       Unrealized gain on open contracts                        2,959,628       6,236,877
                                                              -----------     -----------

              Deposits with brokers                            31,738,778      31,840,249

    Cash and cash equivalents                                  10,019,656       4,756,235
    Fixed income securities (cost, including accrued
       interest, - $20,486,523 and $39,579,849)                20,578,305      39,804,349
    Subscriptions receivable                                       32,675               0
    Other assets                                                        0          78,253
                                                              -----------     -----------

              Total assets                                    $62,369,414     $76,479,086
                                                              ===========     ===========

LIABILITIES
    Accounts payable                                          $    35,024     $    41,790
    Commissions and other trading fees
       on open contracts                                          611,781         634,814
    Management fees                                               181,991         223,863
    Incentive fees                                                548,528          13,634
    Redemptions payable                                           769,540       8,170,028
                                                              -----------     -----------

              Total liabilities                                 2,146,864       9,084,129
                                                              -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 53.5807 units outstanding at
       June 30, 1998 and December 31, 1997                        774,360         769,245
    Limited Partners - 4,113.4293 and 4,640.7205 units
       outstanding at June 30, 1998 and December 31, 1997      59,448,190      66,625,712
                                                              -----------     -----------

              Total partners' capital
                 (Net Asset Value)                             60,222,550      67,394,957
                                                              -----------     -----------

                                                              $62,369,414     $76,479,086
                                                              ===========     ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 1998 and 1997 and
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                   ---------

                                                       Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                    1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
INCOME
    Commodity trading gains (losses)
       Realized                                 $   (766,687)     $ (5,900,591)     $ 14,127,982      $ (6,202,511)
       Change in unrealized                       (3,883,736)       (3,360,437)       (3,277,249)        2,877,156
                                                ------------      ------------      ------------      ------------

              Gain (loss) from commodity
                  trading                         (4,650,423)       (9,261,028)       10,850,733        (3,325,355)
                                                ------------      ------------      ------------      ------------

    Fixed income securities gains (losses)
       Realized                                       56,898           (76,628)          135,602          (187,065)
       Change in unrealized                          (31,980)          521,414          (132,718)          137,466
                                                ------------      ------------      ------------      ------------

              Gain (loss) from fixed income
                  securities                          24,918           444,786             2,884           (49,599)
                                                ------------      ------------      ------------      ------------

    Interest income                                  782,507         1,234,169         1,815,985         2,675,742
                                                ------------      ------------      ------------      ------------

              Total income (loss)                 (3,842,998)       (7,582,073)       12,669,602          (699,212)
                                                ------------      ------------      ------------      ------------

EXPENSES
    Brokerage commissions                          3,974,036         4,651,479         7,188,610         9,190,350
    Management fees                                  549,212           689,722         1,181,793         1,443,479
    Incentive fees                                   548,527           166,470         3,003,275         1,257,416
    General Partner administrative fee for
       operating expenses                            151,595           257,353           331,237           540,379
    Cash management service charge                    21,499            40,351            33,792            48,377
    Legal expenses                                     5,237            18,941             7,873            18,941
                                                ------------      ------------      ------------      ------------

              Total expenses                       5,250,106         5,824,316        11,746,580        12,498,942
                                                ------------      ------------      ------------      ------------

              NET INCOME (LOSS)                 $ (9,093,104)     $(13,406,389)     $    923,022      $(13,198,154)
                                                ============      ============      ============      ============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)        $  (2,104.38)     $  (1,910.24)     $     207.86      $  (1,822.14)
                                                ============      ============      ============      ============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                        $  (2,035.24)     $  (1,882.88)     $      95.46      $  (1,858.74)
                                                ============      ============      ============      ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                   ---------

                                                                       Partners' Capital
                                 --------------------------------------------------------------------------------------------------
                                           General                           Limited                             Total
                                 ----------------------------      -----------------------------      -----------------------------
                                    Units           Amount           Units             Amount           Units             Amount
                                 ----------     -------------      ----------      -------------      ----------      -------------
Six Months Ended June 30, 1998

Balances at December 31, 1997       53.5807     $     769,245      4,640.7205      $  66,625,712      4,694.3012      $  67,394,957
Net income for the six months
   ended June 30, 1998                                  5,115              **            917,907              **            923,022
Additions                            0.0000                 0         34.6895            521,886         34.6895            521,886
Redemptions                          0.0000                 0       (561.9807)        (8,617,315)      (561.9807)        (8,617,315)
                                 ----------     -------------      ----------      -------------      ----------      -------------

Balances at June 30, 1998           53.5807     $     774,360      4,113.4293      $  59,448,190      4,167.0100      $  60,222,550
                                 ==========     =============      ==========      =============      ==========      =============

Six Months Ended June 30, 1997

Balances at December 31, 1996       53.5807     $     785,756      7,517.5721      $ 110,244,519      7,571.1528      $ 111,030,275
Net (loss) for the six months
   ended June 30, 1997                   **           (99,592)             **        (13,098,562)             **        (13,198,154)
Additions                            0.0000                 0        150.1398          2,095,452        150.1398          2,095,452
Redemptions                          0.0000                 0      (1,157.9178)      (15,875,887)     (1,157.9178)      (15,875,887)
                                 ----------     -------------      ----------      -------------      ----------      -------------

Balances at June 30, 1997           53.5807     $     686,164      6,509.7941      $  83,365,522      6,563.3748      $  84,051,686
                                 ==========     =============      ==========      =============      ==========      =============



                                           Net Asset Value Per Unit
            ---------------------------------------------------------------------------------------
             June 30,               December 31,                June 30,               December 31,
               1998                     1997                      1997                     1996
            ----------              ------------               ----------              ------------
            $14,452.22               $14,356.76                $12,806.17               $14,664.91
            ==========               ==========                ==========               ==========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ---------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  Kenmar Performance Partners L.P. (the "Partnership") is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades United States (U.S.) and foreign futures, options, forwards and related markets. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants ("FCMs") and interbank market makers (collectively, "brokers") through which the Partnership trades.

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

                                   ---------


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

                                   ---------


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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $5,128 and $8,494 for the six months ended June 30, 1998 and 1997, respectively.

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

                                   ---------


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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1998 and 1997 and the related fair values as of June 30, 1998 and December 31, 1997 were as follows:

                                          For The Six Months Ended                       As of
                                      --------------------------------       ----------------------------------
                                      June 30, 1998      June 30, 1997       June 30, 1998    December 31, 1997
                                      -------------      -------------       -------------    -----------------
Exchange traded futures and
   options on futures contracts         $4,100,000          $5,140,000          $3,400,000        $6,392,000
Forward contracts                                0              (4,000)                  0                 0

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ---------


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Net trading results from derivatives for the three months and six months ended June 30, 1998 and 1997 are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain
           (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

           At June 30, 1998 and December 31, 1997, the notional amount of open contracts was as follows:

                                               June 30,                                December 31,
                                                 1998                                     1997
                                 -----------------------------------       ---------------------------------
                                  Contracts to         Contracts to         Contracts to        Contracts to
                                    Purchase               Sell               Purchase              Sell
                                 --------------       --------------       --------------       ------------
Derivatives (excluding
   purchased options)            $1,327,100,000       $1,288,800,000       $1,490,800,000       $756,300,000
Purchased options                    31,400,000           31,100,000           23,900,000         59,600,000

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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 1998, the statements of operations for the six months ended June 30, 1998 and 1997 and for the three months ended June 30, 1998 and 1997 and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1998 and the results of operations for the six months ended June 30, 1998 and 1997 and for the three months ended June 30, 1998 and 1997.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 1998 and 1997.


As of June 30, 1998, the Net Asset Value of the Partnership was $60,222,550, a decrease of approximately 16.78% from its Net Asset Value of $72,363,295 at March 31, 1998. The Partnership's subscriptions and redemptions for the quarter ended June 30, 1998 totaled $223,951 and $3,271,586, respectively. For the quarter ended June 30, 1998, the Partnership had losses comprised of $709,789 in realized losses, $3,915,716 in change in unrealized losses and $782,507 in interest income, compared to losses comprised of $5,977,219 in realized trading losses, $2,839,023 in change in unrealized trading losses and $1,234,169 in interest income for the same period in 1997. Total income for the second quarter of 1998 increased by $3,739,075 from the same period in 1997, while total expenses decreased by $574,210 between these periods. The Net Asset Value per Unit at June 30, 1998 decreased 12.34% from $16,487.46 at March 31, 1998 to $14,452.22 at June 30, 1998. The Partnership's negative performance for the quarter ended June 30, 1998 resulted primarily from losses in currencies, energies and metals.


The Net Asset Value of the Partnership decreased $7,172,407, or 10.64%, from December 31, 1997 through June 30, 1998. The Partnership's subscriptions and redemptions for the six months ended June 30, 1998 totaled $521,886 and $8,617,315, respectively. For the six months ended June 30, 1998, the Partnership had revenue comprised of $14,263,584 in realized trading gains, $3,409,967 in change in unrealized trading losses and $1,815,985 in interest income, compared to losses comprised of $6,389,576 in realized trading losses, $3,014,622 in change in unrealized trading gains and $2,675,742 in interest income for the same period in 1997. The total income for the first six months of 1998 increased by $13,368,814 from the same period in 1997 while expenses decreased by $752,362 between these periods. The Net Asset Value per Unit at June 30, 1998 increased 0.66% from $14,356.76 at December 31, 1997 to $14,452.22 at June 30, 1998. The Partnership's basically flat performance for the first six months of 1998 resulted primarily from gains in global interest rates, global stock indices and meats, which were offset by losses in currencies, energies, metals, tropicals and grains.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, Units are continuing to be offered and there is no maximum number of Units that may be purchased or sold.


During the second quarter of 1998, 16.6 Units were sold for a total of $223,951.

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

                                     KENMAR PERFORMANCE PARTNERS L.P.

                                     By: Kenmar Advisory Corp., general partner

Dated: August 13, 1998               By: /s/ ROBERT L. CRUIKSHANK
                                     Robert L. Cruikshank
                                     Executive Vice President
                                     (Duly Authorized Officer of the General
                                     Partner)


Dated: August 13, 1998               By: /s/ THOMAS J. DIVUOLO
                                     Thomas J. DiVuolo
                                     Senior Vice President (Principal Financial
                                     and Accounting Officer of the Registrant)