Form 10-Q
period 1998-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 1998-11-13
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                        QUARTER ENDED SEPTEMBER 30, 1998
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Statements of Financial Condition as of September 30, 1998
        (unaudited) and December 31, 1997 (audited)                         3

        Statements of Operations for the Three Months and Nine
        Months Ended September 30, 1998 (unaudited) and 1997
        (unaudited)                                                         4

        Statements of Changes in Partners' Capital (Net Asset Value)
        for the Nine Months Ended September 30, 1998 (unaudited)
        and 1997 (unaudited)                                                5


        Notes to Financial Statements (unaudited)                          6-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11-13


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                          14

Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
         September 30, 1998 (unaudited) and December 31, 1997 (audited)




                                                             September 30,  December 31,
                                                                 1998           1997
                                                             -------------  ------------
ASSETS
  Equity in broker trading accounts
    Cash                                                     $  20,326,712  $ 25,448,177
    Net option premiums paid (received)                           (784,862)      155,195
    Unrealized gain on open contracts                            4,273,328     6,236,877
                                                             -------------  ------------

         Deposits with brokers                                  23,815,178    31,840,249

  Cash and cash equivalents                                     15,662,615     4,756,235
  Fixed income securities (cost, including accrued
    interest, - $37,575,831 and $39,579,849)                    38,261,892    39,804,349
  Other assets                                                           0        78,253
                                                             -------------  ------------

         Total assets                                        $  77,739,685  $ 76,479,086
                                                             =============  ============

LIABILITIES
  Accounts payable                                           $      41,815  $     41,790
  Commissions and other trading fees
    on open contracts                                              202,756       634,814
  Management fees                                                  208,124       223,863
  Incentive fees                                                 3,059,015        13,634
  Redemptions payable                                            1,047,588     8,170,028
                                                             -------------  ------------

         Total liabilities                                       4,559,298     9,084,129
                                                             -------------  ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding at
    September 30, 1998 and December 31, 1997                       995,403       769,245
  Limited Partners - 3,885.5824 and 4,640.7205 units
    outstanding at September 30, 1998 and December 31, 1997     72,184,984    66,625,712
                                                             -------------  ------------

         Total partners' capital
           (Net Asset Value)                                    73,180,387    67,394,957
                                                             -------------  ------------

                                                             $  77,739,685  $ 76,479,086
                                                             =============  ============




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1998 and 1997 and
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)




                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                             1998         1997         1998          1997
                                          -----------  -----------  -----------  ------------
INCOME
  Commodity trading gains (losses)
    Realized                              $20,172,466  $ 9,492,828  $34,300,448  $  3,290,317
    Change in unrealized                    1,313,700    5,685,604   (1,963,549)    8,562,760
                                          -----------  -----------  -----------  ------------

       Gain from commodity trading         21,486,166   15,178,432   32,336,899    11,853,077
                                          -----------  -----------  -----------  ------------

  Fixed income securities gains (losses)
    Realized                                   76,137      (56,993)     211,740      (244,058)
    Change in unrealized                      594,279      136,040      461,561       273,506
                                          -----------  -----------  -----------  ------------

       Gain from fixed income securities      670,416       79,047      673,301        29,448
                                          -----------  -----------  -----------  ------------

  Interest income                             846,729    1,298,941    2,662,714     3,974,683
                                          -----------  -----------  -----------  ------------

       Total income                        23,003,311   16,556,420   35,672,914    15,857,208
                                          -----------  -----------  -----------  ------------

EXPENSES
  Brokerage commissions                     2,697,642    4,085,784    9,886,252    13,276,134
  Management fees                             544,133      661,610    1,725,926     2,105,089
  Incentive fees                            3,059,015      145,999    6,062,290     1,403,415
  General Partner administrative fee
    for operating expenses                    143,138      218,217      474,375       758,596
  Cash management service charge               22,500       29,160       56,292        77,537
  Legal expenses                                4,015        9,636       11,888        28,577
                                          -----------  -----------  -----------  ------------

       Total expenses                       6,470,443    5,150,406   18,217,023    17,649,348
                                          -----------  -----------  -----------  ------------

       NET INCOME (LOSS)                  $16,532,868  $11,406,014  $17,455,891  $(1,792,140)
                                          ===========  ===========  ===========  ============

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)    $  4,055.59  $  1,840.87  $  4,041.46  $   (259.95)
                                          ===========  ===========  ===========  ============

INCREASE (DECREASE) IN NET
  ASSET VALUE PER UNIT                    $  4,125.44  $  1,848.48  $  4,220.90  $    (10.26)
                                          ===========  ===========  ===========  ============







                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)


                                                                                 Partners' Capital
                                                        ---------------------------------------------------------------------------
                                                             General                 Limited                      Total
                                                        -------------------   -------------------------   -------------------------
                                                          Units    Amounts      Units          Amount       Units         Amount
                                                        -------------------   -------------------------   -------------------------

Nine Months Ended September 30, 1998
------------------------------------
Balances at December 31, 1997                            53.5807  $769,245    4,640.7205  $ 66,625,712    4,694.3012  $ 67,394,957
Net income for the nine months
  ended September 30, 1998                                         226,158                  17,229,733                  17,455,891
Additions                                                 0.0000         0       47.5907       733,750       47.5907       733,750
Redemptions                                               0.0000         0     (802.7288)  (12,404,211)    (802.7288)  (12,404,211)
                                                         -------  --------  ------------  ------------  ------------  ------------

Balances at September 30, 1998                           53.5807  $995,403    3,885.5824  $ 72,184,984    3,939.1631  $ 73,180,387
                                                         =======  ========  ============  ============  ============  ============

Nine Months Ended September 30, 1997
------------------------------------

Balances at December 31, 1996                            53.5807  $785,756    7,517.5721  $110,244,519    7,571.1528  $111,030,275
Net (loss) for the nine months
  ended September 30, 1997                                            (550)                 (1,791,590)                 (1,792,140)
Additions                                                 0.0000         0      121.3538     1,714,251      121.3538     1,714,251
Redemptions                                               0.0000         0   (2,099.4687)  (28,988,370)  (2,099.4687)  (28,988,370)
                                                         -------  --------  ------------  ------------  ------------  ------------

Balances at September 30, 1997                           53.5807  $785,206    5,539.4572  $ 81,178,810    5,593.0379  $ 81,964,016
                                                         =======  ========  ============  ============  ============  ============



                            Net Asset Value Per Unit
     ---------------------------------------------------------------------

            September 30,  December 31,  September 30,  December 31,
                1998           1997          1997          1996
            -------------  ------------  -------------  ------------

            $   18,577.66  $  14,356.76  $   14,654.65  $  14,664.91
            =============  ============  =============  ============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                             ----------------------



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

     D.   Cash and Cash Equivalents

          Cash and cash equivalents includes cash and investments in money market mutual funds. Interest income includes interest equivalent dividends on money market mutual funds.

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)





Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------
         (CONTINUED)
         -----------


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

         Commencing May 31, 1998, the General Partner began rebating to certain large investors' capital accounts a portion of the fees it receives for managing the Partnership. For the period May 31, 1998 to September 30, 1998, such rebates amounted to $83,010.

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

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $5,128 and $14,591 for the nine months ended September 30, 1998 and 1997, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1998 and 1997 and the related fair values as of September 30, 1998 and December 31, 1997 are as follows:



                                                       For The Nine Months Ended                        As of
                                                September 30, 1998  September 30, 1997  September 30, 1998  December 31, 1997
                                                ------------------  ------------------  ------------------  -----------------
Exchange traded futures and
 options on futures contracts                     $  4,210,000        $  6,380,000         $  3,488,000        $  6,392,000
Forward contracts                                            0              (3,000)                   0                   0

                        KENMAR PERFORMANCE PARTNERS L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)





Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Net trading results from derivatives for the three months and nine months ended September 30, 1998 and 1997 are reflected in the statement of operations and equal gain from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

         At September 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:


                                          September 30,                December 31,
                                             1998                         1997
                                             ----                         ----
                                  Contracts to  Contracts to   Contracts to   Contracts to
                                    Purchase       Sell          Purchase         Sell
                                  ------------  ------------  --------------  ------------
         Derivatives (excluding
            purchased options)    $744,500,000  $430,100,000  $1,490,800,000  $756,300,000
         Purchased options           2,400,000             0      23,900,000    59,600,000



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


Note 8.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statement of financial condition as of September 30, 1998, the statements of operations for the nine months ended September 30, 1998 and 1997 and for the three months ended September 30, 1998 and 1997 and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1998 and the results of operations for the nine months ended September 30, 1998 and 1997 and for the three months ended September 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of Kenmar Performance Partners L.P. (the "Partnership") are used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world (collectively, "Commodities") through the retention of professional commodity trading advisors (the "Advisors").

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

Results of Operations. The Partnership incurs substantial charges from the payment of management and/or incentive fees to the Advisors and administrative fees to the General Partner which are payable based upon the Net Asset Value of the Partnership and are payable without regard to the profitability of the Partnership. The brokerage commissions to the Commodity Brokers are also payable without regard to the profitability of the Partnership, although under certain circumstances such commissions have been, and may continue to be, higher when advisors experience profits and, as a result, increase their trading activity. As a result, in certain years the Partnership has incurred a net loss when trading profits were not substantial enough to avoid depletion of the Partnership's assets from such fees and expenses. Thus, due to the nature of the Partnership's business, the success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodities sufficient to produce capital appreciation after payment of all fees and expenses.

The Advisors trade in various markets at different times, and prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 1998 and 1997.

As of September 30, 1998, the Net Asset Value of the Partnership was $73,180,387, an increase of approximately 21.52% from its Net Asset Value of $60,222,550 at June 30, 1998. The Partnership's subscriptions and redemptions for the quarter ended September 30, 1998 totaled $211,868 and $3,786,945, respectively. For the quarter ended September 30, 1998, the Partnership had revenues comprised of $20,248,603 in realized gains, $1,907,978 in change in unrealized gains and $864,729 in interest income, compared to revenues comprised of $9,435,835 in realized gains, $5,821,644 in change in unrealized gains and $1,298,941 in interest income for the same period in 1997. Total income for the third quarter of 1998 increased by $6,446,891 from the same period in 1997, while total expenses increased by $1,320,037 between these periods. The Net Asset Value per Unit at September 30, 1998 increased 28.55% from $14,452.22 at June 30, 1998 to $18,577.66 at September 30, 1998. The Partnership's positive performance for the quarter ended September 30, 1998 resulted primarily from gains in global interest rates, European and Pacific Rim stock indices and energies.

The Net Asset Value of the Partnership increased $5,785,430, or 8.58% from December 31, 1997 through September 30, 1998. The Partnership's subscriptions and redemptions for the nine months ended September 30, 1998 totaled $733,750 and $12,404,211, respectively. For the nine months ended September 30, 1998, the Partnership had revenues comprised of $34,512,188 in realized gains, ($1,501,988) in change in unrealized losses and $2,662,714 in interest income, compared to revenues comprised of $3,046,259 in realized gains, $8,836,266 in change in unrealized gains and $3,974,683 in interest income for the same period in 1997. Total income for the first nine months of 1998 increased by $19,815,706 from the same period in 1997, while total expenses increased by $567,675 between these periods. The Net Asset Value per Unit at September 30, 1998 increased 29.40% from $14,356.76 at December 31, 1997 to $18,577.66 at
September 30, 1998. The Partnership's positive performance for the first nine months of 1998 resulted primarily from gains in global interest rates and European stock indices.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains will have no bearing on any results that may be obtained in the remainder of 1998 and future years.

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

Year 2000 Compliance. Commodity pools, like financial business organizations and individuals around the world, depend on the smooth functioning of computer systems. Many computer systems in use today cannot recognize the computer code for the year 2000, but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem." The Partnership could be adversely affected if computer systems used by the General Partner or any third party with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or after January 1, 2000. Such a failure could have a negative impact on the handling or determination of futures trades and prices and the services provided to the Partnership.

The General Partner has begun its planning in response to the Year 2000 Problem and currently has employees specifically working on such response. The General Partner has developed its own Year 2000 compliance plan to deal with the potential problems and has taken steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that relate to the Partnership. This includes hardware and software upgrades, systems consulting and computer maintenance.

Beyond the challenges facing internal computer systems, the systems failure of any of the third parties with whom the Partnership has a material relationship-e.g., the futures exchanges and clearing organizations through which it trades and the respective Advisors could result in a material financial risk to the Partnership. Regarding the futures exchanges, all United States futures exchanges will be subject to the monitoring of the CFTC for their Year 2000 preparedness, and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999. With respect to the Advisors, the General Partner intends to monitor their progress throughout 1999 in their Year 2000 compliance and, where applicable, to test external interface with the Advisors. Despite the best efforts of the General Partner, there can be no assurance that the above steps will be sufficient to avoid any adverse impact to the Partnership, whether from failures in its own computer systems or those of the Advisors or Commodity Brokers or other third parties. The cost of Year 2000 compliance has not been, and is not expected to be, material to the financial condition or operating results of the Partnership.

Despite the best efforts of the General Partner, there can be no assurance that the above steps will be sufficient to avoid any adverse impact to the Partnership, whether from failures in its own computer systems or those of the Advisors or Commodity Brokers or other third parties. The cost of Year 2000 compliance has not been, and is not expected to be, material to the financial condition or operating results of the Partnership.

Safe Harbor Statement. The discussion above contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors should cause the Partnership's actual results, performance or achievements for 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.

During the third quarter of 1998, 12.9 Units were sold for a total of $211,868.

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

                                KENMAR PERFORMANCE PARTNERS L.P.

                                By: Kenmar Advisory Corp., general partner

Dated: November 13, 1998        By: /s/ ROBERT L. CRUIKSHANK
                                Robert L. Cruikshank
                                Executive Vice President
                                (Duly Authorized Officer of the General Partner)


Dated: November 13, 1998        By: /s/ THOMAS J. DIVUOLO
                                Thomas J. DiVuolo
                                Senior Vice President (Principal Financial
                                and Accounting Officer of the Registrant)