Form 10-K405
period 1998-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 1999-03-31
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                                     PART I

ITEM 1. BUSINESS

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

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

         In September 1985, the Partnership commenced a private placement of units of limited partnership interests ("Units") in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Partnership began the private placement in 1985, through March 15, 1999, 23,670.213 Units have been sold for a total of $263,203,991. "Net Asset Value" is defined as total assets of the Partnership less total liabilities as determined in accordance with the principles set forth in the Second Restatement of the Limited Partnership Agreement of the Partnership, dated September 1, 1993, as amended January 15, 1996 (the "Partnership Agreement"), or where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis. The term "Net Asset Value Per Unit" is defined in the Partnership Agreement to mean the Net Asset Value of the Partnership divided by the number of Units issued and outstanding as of the date of computation. Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment. The Disclosure Document is updated every nine
(9) months or upon any material change (whichever is sooner), as required by the Regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

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

         The Partnership itself does not have any employees. Rather, the General Partner employs 38 persons (as of March 15, 1999) and provides the Partnership with the services of research, fund administration, client support (marketing), legal, and management information systems and analysis personnel to conduct its operational activities.

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

FEES AND EXPENSES

         Due to the General Partner's active and dynamic allocation and reallocation of the Partnership's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Partnership as of March 15, 1999.

         Administrative Fee. In partial payment of the General Partner's assuming the substantial financial burden of paying all the operating and administrative expenses of the Partnership (other than the legal fees and expenses of independent counsel and extraordinary expenses), each month the Partnership pays to the General Partner an Administrative Fee equal to 1/12 of 1% (1% annually) of the prior month's beginning Net Asset Value of the Partnership. Ordinary administrative expenses include, but are not limited to, accounting, auditing, recordkeeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information for Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), and other expenses incurred by such persons and by the General Partner and affiliates in providing services to the Partnership.

         Advisors' Management Fees. The Partnership pays each Advisor a monthly management fee ranging from 0.00% to 0.1667% of the Net Asset Value of the assets allocated to each Advisor for management (each, an "Advisor's Portion"), prior to reduction for this fee and the Advisor's incentive fee, if any (as described below), adjusted, with respect to certain Advisors, to reflect the leverage at which such Advisor trades its Portion.

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

         Brokerage Commissions. The Partnership's current brokerage expenses range from $9.56 to $30 per roundturn transaction plus non-member exchange fees, clearing fees and NFA transaction fees. United States exchange fees (including NFA fees) range from approximately $1.24 to $2.84 per roundturn transaction. Foreign exchange fees range from approximately $1.18 to $16 per roundturn transaction, except that foreign exchange fees on certain Japanese financial instruments are $55 per roundturn transaction. For managing the Partnership's investment with the Advisors, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to each. Refco and ING Futures & Options retain no more than $10 per roundturn transaction, and Refco Capital Markets retains no more than $5.75 per roundturn transaction. Each remits the remainder to the General Partner as compensation for managing the Partnership.

         The General Partner may, in its sole discretion, negotiate brokerage commissions with other commodity brokers on such terms as it deems in the best interest of the Partnership, which may or may not be similar to the above brokerage arrangements.

         Legal Fees and Expenses. The Partnership will be responsible for all legal fees, expenses (such as outside counsel's fax and copying charges) and disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Legal fees for fiscal 1998 were approximately $22,000.

         Extraordinary Expenses. The Partnership is responsible for all extraordinary expenses (e.g., litigation expenses) incurred on behalf of the Partnership. As of the date of this Annual Report, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

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

         The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                   1998      1997     1996      1995      1994
                                   ----      ----     ----      ----      ----
                                                           (IN THOUSANDS)
Brokerage Commissions            $12,437   $16,884   $15,905   $17,165   $20,007
Management Fees                    2,320     2,721     3,317     3,774     4,231
Incentive Fees                     6,600     1,417     6,406     7,107     5,900
General Partner's Management Fees      0         0         0         0       786
General Partner's Administrative
Fee for Operating Expenses           646       949     1,233     1,497     1,499
Other Expenses                       100       137       228       191       358


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

         The Commodity Brokers. The Commodity Brokers effect transactions for their customers (including public and private commodity pools) in addition to the Partnership, and such other customers may compete with the Partnership's transactions, including with respect to priority of order entry. In addition, employees of the Commodity Brokers may trade for their own accounts. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the Commodity Brokers could effect transactions for the Partnership in which the other parties to the transactions are the Commodity Brokers' officers, directors, employees, customers or affiliates. Such persons might also compete with the Partnership in making purchases or sales of Commodity Interests without knowing that the Partnership is also bidding on such Commodity Interests. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Partnership are not executed or are executed at less favorable prices. However, in entering orders for the Partnership and such other customer accounts, the Commodity Brokers are required to use their good faith, best efforts to achieve an equitable treatment of all accounts, including with respect to priorities of order entry and allocations of executed trades. In addition, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer's trades for its own or its other customers' benefit.

         Recourse by Limited Partners. In evaluating the foregoing potential and actual conflicts of interest, Limited Partners should be aware that the General Partner has a responsibility to the Limited Partners to exercise good faith and fairness in all dealings affecting the Partnership. The responsibility of a general partner to limited partners is a changing area of the law, and Limited Partners who have questions concerning the responsibilities of the General Partner should consult their legal counsel. In the event that a Limited Partner believes that the General Partner has violated its responsibilities, a Limited Partner may seek legal relief for such Limited Partner and all other similarly situated Limited Partners or on behalf of the Partnership under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, Limited Partners are afforded certain rights to institute reparation proceedings under the CEAct for violations of the CEAct or of any rule, regulation or order of the CFTC by the General Partner or a Commodity Broker. A Limited Partner may also institute legal proceedings in court against the General Partner, the Commodity Brokers or an Advisor for certain violations of the CEAct or rules, regulations or orders of the CFTC. Excessive trading of the Partnership's account has been held to constitute a violation of the antifraud provisions of the CEAct. Limited Partners should be aware that it may be difficult to establish that excessive trading has occurred due to the broad trading discretion given to the General Partner in the Partnership Agreement and the Advisors in the Management Agreements, exculpatory provisions in the Partnership Agreement and in the Management Agreements, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

         Under the exculpatory provisions of the Partnership Agreement, the General Partner shall not be liable to the Partnership or to any of the Partners, except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or bad faith. Purchasers of Units may have a more limited right of action than they would absent such limitations.

         The Partnership has agreed to indemnify the General Partner and its shareholders, officers, directors, employees and agents against any loss, liability, damage, costs or expense resulting from any claim, action or proceeding relating to the business or activities undertaken by them on behalf of the Partnership or actions taken or omitted to be taken by the General Partner in its capacity as such, provided that the conduct of such person did not constitute willful malfeasance or gross negligence and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership. In any action brought by a Limited Partner in the right of the Partnership to which the General Partner or any other person indemnified pursuant to the foregoing are party defendants, any such person will be indemnified by the Partnership only to the extent and subject to the conditions specified in the Partnership Act.

         Notwithstanding the foregoing, in any action brought by a Limited Partner in the right of the Partnership, Kenmar may be indemnified only to the extent and subject to the conditions specified in the Partnership Act. Also, indemnification of the General Partner or its affiliates by the Partnership may be limited for losses and liabilities resulting from violations of United States federal, state or foreign securities laws in connection with the offer or sale of Units. The CFTC has issued a statement of policy relating to indemnification of officers and directors of a futures commission merchant (such as a Commodity Broker) and its controlling persons under which the CFTC has taken the position that whether such an indemnification is consistent with the policies expressed in the CEAct will be determined by the CFTC on a case-by-case basis.

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

         A trading approach based on technical analysis attempts to examine objective data (such as actual daily, weekly and monthly price fluctuations, volume variations, and changes in open interest and other related mathematical, statistical or quantitative data) to predict Commodity Investment prices. A limiting factor in the use of technical analysis is that such an approach generally requires price movement data that can be translated into price trends sufficient to dictate a market entry or exit decision. No assurance can be given as to the existence of major price moves. Moreover, a trading method or strategy will not be profitable if there are no price moves or trends of the kind the method or strategy seeks to identify and follow. In the past there have been periods without discernible trends, and, presumably, such periods will continue to occur in the future. Periods without such price moves may produce losses. In addition, any factor that would lessen the prospect of major trends occurring in the future (such as increased governmental control of or participation in the markets) may reduce the prospect that a particular trading method will be profitable in the future. Finally, a technical trading approach may underperform other trading approaches when fundamental factors dominate price moves within a given Commodity Investment market.

         Regardless of whether a trader uses fundamental analysis, technical analysis or some combination of the two or some other method, any factor that would make it more difficult to execute trades at desired prices in accordance with the signals of that trading method (such as a significant lessening of liquidity in a particular market) would be detrimental to profitability. Also, many Advisors may utilize similar analyses in making trading decisions; therefore, bunching of buy and sell orders can occur, making it difficult for a position to be taken or liquidated.

         The development of a Commodity Investment trading strategy is a continual process. As a result of further analysis and research into the performance of an Advisor's methods, changes may have been made from time to time in the specific manner in which these trading methods evaluate price movements in various Commodity Interests; it is likely that similar revisions will be made in the future. As a result of such modifications, the trading methods that may be used by an Advisor in the future may differ from those presently being used. Limited Partners will not be informed of such changes in Advisor's trading methods. Additionally, trading decisions of discretionary Advisors require the exercise of judgment. The decision not to trade certain Commodity Interests or not to make certain trades may result at times in missing price moves and, hence, profits of great magnitude, which other Advisors willing to trade these Commodity Interests may be able to capture.

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

SYNOPSIS OF THE ADVISORS

         The Commodity Futures Trading Commission only requires disclosure of "Major Advisors", i.e., those allocated at least ten percent of the Partnership's assets. Set forth below is a brief description of the portfolio of Major Advisors trading for the Partnership as of March 15, 1999, which differs in part from the portfolio of Advisors in 1998.

Computer Trading Corporation. The sole principal of Computer Trading Corporation ("CTC") is Peter Borish. CTC employs a fully computerized, "expert" trading system. The approach is comprised of four independent trading systems: a trend-following system designed to capitalize on long-term price trends; a pattern recognition system which attempts to identify range consolidation or expansion situations in the marketplace; a second pattern recognition system designed to identify market support and resistance levels; and a final system which attempts to identify trendlines and speedlines. Weightings between the four systems are examined monthly with assets reallocated based on the previous five-year performance profile of each system. The portfolio is diversified throughout the U.S. and non-U.S. marketplace; however, all markets are not traded across all systems. The multiple systems traded and portfolio diversification serves to control risk of the overall portfolio. The worst monthly percentage drawdown, on a composite basis, for CTC from the inception of the program in December 1995 through February 1999 was -10.87% in April 1998. The best monthly rate of return, on a composite basis, for CTC from December 1995 through February 1999 was 31.81% in August 1998.

Crabel Capital Management, L.L.C. The sole principal of Crabel Capital Management, L.L.C. ("Crabel") is Toby Crabel. Crabel employs a multi-system, countertrend and momentum-based approach designed to profit on the markets' shortest-term price patterns. Signals are exclusively based off analyses of intra- and inter-day price data. Crabel will use different systems in each individual market based on the market's liquidity, historical profitability and volatility. In all cases, however, the countertrend and momentum strategies are given equal weightings; there is no bias given to any approach. All trades are accompanied by profit and time stops with profit stops based on a percent of the daily average price range. Currently the portfolio is weighted equally between global interest rates, currencies, global stock indices and traditional commodity markets. The worst monthly percentage drawdown, on a composite basis, for Crabel during the most recent five calendar years (through February 1999) was -2.6% in July 1995. The best monthly rate of return, on a composite basis, for Crabel during the most recent five calendar years (through February 1999) was 9.4% in September 1998.

Dennis Trading Group, Inc. The principals of Dennis Trading Group, Inc. ("DTG") are Richard J. Dennis and Thomas A. Dennis. DTG employs a multisystem, computerized strategy comprised of a number of distinct proprietary trading systems, which can be classified as either trend-following or counter-trend in nature. Based on DTG's on-going research, the number of systems will vary dynamically over time. In addition, the systems vary in their trade duration; DTG seeks to profit from short, intermediate and long-term market opportunities with signal generation based on the study of price movement both on a daily and intra-day basis. DTG's portfolio is broadly diversified throughout the global market sectors, including currencies, interest rates, stock indices, energies, metals, agriculturals, softs and meats. The worst monthly percentage drawdown, on a composite basis, for DTG from May 1994 through February 1999 was -15.6% in August 1994. The best monthly rate of return, on a composite basis, for DTG from May 1994 through February 1999 was 45.90% in September 1997.


Hirst Investment Management Inc. The sole principal of Hirst Investment Management, Inc. ("Hirst") is Dr. Gary T. Hirst. Hirst employs a new trading technology based on digital signal processing (DSP) developed by Dr. Hirst, which is designed to anticipate trend formation rather than identify existing trends. Because the system employs no fixed time frame, it is able to profit from trends of varying length. The DSP Trading System is completely automated and has been tested in over 100 different markets, with no significant performance dilution. The markets that Hirst will trade at any one time are determined by a sophisticated risk-balancing matrix that investigates and allocates based on intermarket behavior. Hirst's portfolio is diversified across many market sectors, including currencies, global interest rates, stock indices, energies, metals, agriculturals, softs and meats. The worst monthly percentage drawdown, on a composite basis, for Hirst since its inception in October 1995 through February 1998 was -7.34% in February 1996. The best monthly rate of return, on a composite basis, for Hirst since its inception in October 1995 through February 1998 was 16.10% in December 1995.

Hyman Beck & Company, Inc. The principals of Hyman Beck & Company, Inc. ("HB & Co.") are Alexander Hyman, Carl Beck, Troy Buckner, David B. Fuller, Richard A. DeFalco, John J. McCormick and John S. Ryan. HB & Co.'s Short-Term Portfolio strategy is systematic and attempts to combine discretionary trading principles and non-linear modeling. The selective, short-term nature of trades in the Short-Term Portfolio generates results exhibiting an unusually low level of risk, combined with attractive annual returns. There are currently 44 markets in the portfolio (diversified across both U.S. and non-U.S. markets), resulting in positions being held in an average of 20 futures and forward markets at any point in time. The worst monthly percentage drawdown, on a composite basis, for HB & Co.'s Short-Term Portfolio since its inception in April 1996 through February 1999 was -9.34 in April 1998. The best monthly rate of return, on a composite basis, for HB & Co.'s Short-Term Portfolio since its inception in April 1996 through February 1999 was 8.84% in October 1996.

Sheridan Investments Incorporated. Donald M. Newell, Philip G. Hubbard and Richard Morrison are the sole managing principals of Sheridan Investments Incorporated ("Sheridan"). Mr. Newell has also been a principal of LaSalle Portfolio Management, Inc., a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on exchange-traded futures and options on U.S. fixed income investments, seeking to add value to a long fixed income portfolio through a variety of option related strategies. Risk is managed by monitoring market volatility, as well as through defensive option strategies designed to limit potential losses. The worst monthly percentage drawdown, on a composite basis, for Sheridan during the most recent five calendar years (through February 1999) was -1.49% in October 1998. The best monthly rate of return, on a composite basis, for Sheridan during the most recent five calendar years (through February 1999) was 0.50% in November 1997.

Willowbridge Associates Inc. The principals of Willowbridge Associates Inc. ("Willowbridge") are Philip L. Yang, Michael Y. Gan, Theresa C. Morris, Richard
G. Faux, Jr., John C. Plimpton, James J. O'Donnell and Steven R. Crane. Willowbridge is trading its XLIM Trading Approach ("XLIM") for the Partnership, which is traded on a discretionary basis by Mr. Yang. Trading decisions are based primarily on Mr. Yang's analysis of technical factors, fundamentals and market action. XLIM trades are selected from a wide variety of futures contracts, forwards, spot and options on United States and international markets, including, but not limited to, financial instruments, currencies, precious and base metals and agricultural commodities. Mr. Yang reserves the right to change the portfolio composition of XLIM. The worst monthly percentage drawdown, on a composite basis, for the XLIM Program during the most recent five calendar years (through February 1999) was -17.43% in April 1998. The best monthly rate of return, on a composite basis, for the XLIM Program during the most recent five calendar years (through February 1999) was 31.21% in March 1995.

THE COMMODITY BROKERS

         The General Partner has responsibility for selecting and monitoring the Partnership's commodity brokers. The General Partner has selected Refco and ING Futures & Options to act as the Partnership's futures commission merchants and Refco Capital Markets to act as the Partnership's foreign exchange dealer.

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

According to Refco, as of December 31, 1998, neither Refco nor any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except as follows:

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

ING (U.S.) Securities, Futures & Options Inc. ING BARINGS Futures & Options Clearing Services is a duly registered futures commission merchant and a member of the National Futures Association. ING BARINGS Futures & Options Clearing Services is also registered as a broker dealer and is a member of the National Association of Securities Dealers. ING (U.S.) Securities, Futures & Options Inc., which was formed in 1990, operates under the trade name ING BARINGS Futures & Options Clearing Services and is a clearing firm of each of the principal U.S. futures exchanges and the Chicago Board of Options Exchange. ING BARINGS Futures & Options Clearing Services is a wholly-owned subsidiary of ING Bank N.V. in Amsterdam, one of the largest financial institutions in the world. ING BARINGS Futures & Options Clearing Services is an Illinois corporation with a principal place of business at 233 South Wacker Drive, Suite 5200, Chicago, Illinois 60606 and a telephone number of (312) 496-7000.

At any given time, ING BARINGS Futures & Options Clearing Services may be involved in legal actions, some of which may seek significant damages.
According to ING BARINGS Futures and Options Clearing Services, with the exception of the action noted below, during the five years preceding the date hereof, there have been no administrative, civil or criminal actions against ING BARINGS Futures & Options Clearing Services or any of its principals - whether pending, on appeal or concluded - which is material in light of all circumstances:

         In 1998, a former client filed a demand for arbitration at the National Futures Association seeking a significant award. It is alleged that the claimants' liquidation of positions on a foreign futures exchange in the volatile period of October 1997 resulted in losses. ING BARINGS Futures & Options Clearing Services is vigorously defending the claim, which it believes to be baseless.



Refco Capital Markets. Refco Capital Markets Ltd., a wholly owned subsidiary of The Refco Group Ltd., is organized under the laws of Bermuda. Refco Capital Markets maintains its principal office at Suite 542, 48 Par-La-Ville Road, Hamilton HM11, Bermuda, and has a telephone number of (441) 295-6960.

ITEM 2. PROPERTIES

         The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner at Two American Lane, P.O. Box 5150, Greenwich, CT 06831-8150.

ITEM 3. LEGAL PROCEEDINGS

         Neither the Partnership nor the General Partner is a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Units. There were approximately 774 holders of Units at March 15, 1999. Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 1999 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

         In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $26,250 for new investors other than IRAs and Plans and $10,500 for IRAs, Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1000. As of the date hereof, Units are continuing to be offered, and there is no maximum number of Units that may be purchased or sold.

         During the fourth quarter of 1998, 34.9581 Units were sold for a total of $601,986.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data of the Partnership has been derived from the Partnership's financial statements for each of the years 1994 through 1998, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Partnership's statements of financial position at December 31, 1998 and 1997 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 1998 are included elsewhere herein.

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                    1998       1997         1996        1995       1994
                                                    ----       ----         ----        ----       ----
                                                               (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
Operations Data:
Realized Gains (Losses)                          $33,752     $ 9,630     $ 33,757    $ 30,855   $ 19,918
Change in Unrealized                              (3,744)      3,796      (16,236)      3,675     (6,498)
Interest Income                                    3,618       4,981        5,974       7,735      5,967
Brokerage Commissions                             12,437      16,884       15,905      17,165     20,007
Management Fees                                    2,320       2,721        3,317       3,774      4,231
Incentive Fees                                     6,600       1,417        6,406       7,107      5,900
General Partner's Management Fees                      0           0            0           0        786
General Partner's Administrative Fee for
  Operating Expenses                                 646         949        1,233       1,497      1,499
Other Expenses                                       100         137          228         191        358
Net Income (Loss)                                $11,523     $(3,701)    $ (3,594)   $ 12,531   $(13,394)
Net Income (Loss) Per Unit (Based on
  Weighted Average Number of Units Outstanding)  $ 2,735     $  (567)    $   (375)   $  1,104   $ (1,208)
Increase (Decrease) in Net Asset Value Per Unit  $ 2,711     $  (308)    $    432    $  1,068   $ (1,429)

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                   1998       1997         1996        1995       1994
                                                   ----       ----         ----        ----       ----
                                                               (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
Financial Position Data:
General Partner's Capital                        $   914     $   769     $    786    $    763   $    688
Limited Partners' Capital                         64,362      66,626      110,244     153,015    156,450
Partnership Capital                               65,276      67,395      111,030     153,778    157,138
Net Asset Value per Unit                         $17,068     $14,357     $ 14,665    $ 14,233   $ 13,164

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below and elsewhere in this Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

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

         The following paragraphs present a summary of the Partnership's operations for the calendar years 1996 through 1998 and a general discussion of the Partnership's trading activities in certain markets during such period. It is important to note, however, that (i) the Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and (ii) the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

         As of December 31, 1998, the Net Asset Value of the Partnership was $65,276,130, a decrease of approximately 3.14% from its Net Asset Value of $67,394,957 at December 31, 1997. The Partnership's 1998 subscriptions and redemptions totaled $1,335,740 and $14,977,792, respectively. For the year ended December 31, 1998, the Partnership had revenues consisting of $33,752,690 in realized gains, $3,743,870 in unrealized losses and $3,618,242 in interest income. For that same year, the Partnership had expenses consisting of $12,437,404 in brokerage commissions, $2,320,273 in management fees, $6,599,903 in incentive fees, $646,232 in General Partner's administrative fees and $100,025 in other expenses. This resulted in the Partnership having net income of $11,523,225. The Partnership's trading gains in 1998 were primarily realized in global interest rates and global stock indices. The Net Asset Value Per Unit at December 31, 1998 increased 18.88% from $14,356.76 at December 31, 1997 to $17,067.65 at December 31, 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

         Past Performance Not Necessarily Indicative of Future Results. The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projects, the inclusion of the quantification included in this Item 7A should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

         Standard of Materiality. Materiality as used in this Item 7A, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

         Quantitative Forward-Looking Statements. The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was approximately $65 million.

                             December 31, 1998
                             -----------------
                                                         % of Total
Market Sector                  Value at Risk            Capitalization
-------------                  -------------            --------------

Interest Rates                  $  6,900,000                10.6%
Currencies                         2,300,000                 3.5%
Stock Indices                      2,000,000                 3.1%
Metals                               700,000                 1.1%
Commodities                        1,700,000                 2.6%
Energy                               700,000                 1.1%
                                ------------                ------

   Total                        $ 14,300,000                 22.0%



MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value), as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions--unusual, but historically recurring from time to time--could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table--as well as the past performance of the Partnership--give no indication of this "risk of ruin".

NON-TRADING RISK

         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

         As of December 31, 1998, the Partnership held the following fixed-income securities in its portfolio:

      Face Value           Description                                                            Value
      ----------           -----------                                                            -----

                           U.S. GOVERNMENT OBLIGATIONS
                           ---------------------------
      $17,500,000          United States Treasury Notes, 4.625%, 11/30/2000                     $17,585,854
        3,900,000          United States Treasury Notes, 6.375%, 3/31/2001                        4,107,666
          615,000          United States Treasury Notes, 6.625%, 3/31/2002                          660,600
        2,000,000          United States Treasury Notes, 6.25%, 6/30/2002                         2,099,306
                                                                                              -------------

                           TOTAL U.S. GOVERNMENT OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $24,459,608)                 24,453,426
                                                                                               ------------

                           FEDERAL AGENCY OBLIGATIONS
                           --------------------------

        2,000,000          Federal Home Loan Bank Bond, 6.31%, 5/17/1999                          2,024,164
        5,100,000          Federal Home Loan Mortgage Corporation, 5.75%, 7/15/2003               5,385,293
        1,411,177          Federal Home Loan Mortgage Corporation Gold 7-Year Balloon,

                               6.00%, 8/1/2000                                                    1,419,531
        1,227,571          Federal National Mortgage Association Adjustable Rate Mortgage,
                               currently 6.827%, 11/1/2018                                        1,270,872
        1,015,000          Federal National Mortgage Association Bond, 6.375%, 1/16/2002          1,081,705
        2,000,000          Federal National Mortgage Association Bond, 7.12%, 4/19/2002           2,041,380
          858,774          Federal National Mortgage Association Collateralized Mortgage
                               Obligation, 6.00%, 2/15/2016                                         862,295
        1,000,000          Federal National Mortgage Association, 6.50%, 1/1/2013                 1,014,380
        1,000,000          Federal National Mortgage Association, 6.50%, 1/1/2028                 1,005,160
        1,000,000          Federal National Mortgage Association, 7.50%, 1/1/2028                 1,027,340
        1,000,000          Federal National Mortgage Association, 8.00%, 1/1/2028                 1,033,520
        2,000,000          Student Loan Marketing Association, 7.50%, 3/8/2000                    2,103,603
                                                                                              -------------

                           TOTAL FEDERAL AGENCY OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $20,228,848)                 20,269,243
                                                                                               ------------

                           TOTAL FIXED INCOME SECURITIES
                               (COST, INCLUDING ACCRUED INTEREST, - $44,688,456)                $44,722,669
                                                                                               ============

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Partnership's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures--constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially, that any such strategies will be effective in either the short- or long-term, or that investors will not lose all or substantially all of their investment in the Partnership.

         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.

         INTEREST RATES. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United Stated and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations--e.g., New Zealand and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

         CURRENCIES. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates--i.e., positions between two currencies other than the U.S. dollar. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies.

         STOCK INDICES. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership's primary exposures were in the S&P 500 and the Financial Times (England) stock indices. The General Partner anticipates little, if any, trading in non G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

         METALS. The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much less extent, platinum). The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

         COMMODITIES. The Partnership's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, soybean oil and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 1998. The General Partner anticipates that the Advisors will maintain an emphasis on grains and tropicals, in which the Partnership has historically taken its largest positions.

         ENERGY. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Natural gas, unleaded gas and crude oil accounted for the substantial bulk of the Partnership's energy exposure as of December 31, 1998.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.

         FOREIGN CURRENCY BALANCES. The Partnership's primary foreign currency balances are in Japanese yen, Canadian dollars, Australian dollars, British pounds and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars.

         SECURITIES POSITIONS. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash, interest-bearing money-market accounts, short-term Treasury bills and intermediate Treasury and Agency securities with durations generally less than 3 years. Violent fluctuations in prevailing interest rates could cause interim mark-to-market losses on the Partnership's securities, although substantially all of these instruments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which the Partnership and the Advisors, severally, attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. At the Partnership-wide level, the General Partner attempts to manage market exposure by (i) diversifying the Partnership's assets among different Advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Partnership's actual market exposures on a daily basis. At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

         Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

         The General Partner controls the risk of the Partnership's non-trading instruments (interest-bearing securities held for cash management purposes)--the only Partnership investments, as opposed to Advisor selections, directed by the General Partner--limiting the duration of such instruments to no more than one year.


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

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

         MR. KENNETH A. SHEWER, age 45, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

         MR. MARC S. GOODMAN, age 50, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

         MS. ESTHER ECKERLING GOODMAN, age 46, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

         MR. ROBERT L. CRUIKSHANK, age 62, joined the General Partner as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100 (OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of March 15, 1999, the General Partner owned approximately 53.5807 units of general partnership interests, representing a 1.40% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Shewer and Goodman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Partnership, the Partnership currently pays the General Partner an administrative fee. For the year ending December 31, 1998, the General Partner received $0 in management fees and $646,232 in administrative fees. For the year ending December 31, 1997, the General Partner received $0 in management fees and $1,053,694 administrative fees. For the year ending December 31, 1996, the General Partner received $0 in management fees and $1,232,872 in administrative fees. In addition, the General Partner receives from the Commodity Brokers a portion of the brokerage commissions paid by the Partnership to the Commodity Brokers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

         1. The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

              Independent Auditor's Report
              Statements of Financial Condition as of December 31, 1998 and 1997 Schedule of Securities as of December 31, 1998
              Statements of Operations For the Years Ended December 31, 1998, 1997 and 1996
              Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 1998, 1997 and 1996
              Notes to Financial Statements

         2. All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this Report or incorporated by reference as set forth below:

NUMBER         EXHIBIT
------         -------

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

27            Financial Data Schedule.
_______________

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

(b) Reports on Form 8-K:

         The Partnership did not file any reports on Form 8-K during the fourth quarter of 1998.

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 1998 and 1997, including the December 31, 1998 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998 and 1997, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 1998 and 1997, and the results of its operations and the changes in its net asset values for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
March 1, 1999

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1998 and 1997

                                ---------------

                                                                     1998                  1997
                                                                     ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                       $15,308,018           $25,448,177
       Net option premiums paid (received)                           (903,236)              155,195
       Unrealized gain on open contracts                            2,683,294             6,236,877
                                                                  -----------           -----------
              Deposits with brokers                                17,088,076            31,840,249

    Cash and cash equivalents                                       5,150,036             4,756,235
    Fixed income securities (cost, including
       accrued interest, - $44,688,456 and
       $39,579,849)                                                44,722,669            39,804,349
    Other assets                                                            0                78,253
                                                                  -----------           -----------
              Total assets                                        $66,960,781           $76,479,086
                                                                  ===========           ===========
LIABILITIES
    Accounts payable                                              $    55,082           $    41,790
    Commissions and other trading fees
       on open contracts                                              433,602               634,814
    Management fees                                                   199,471               223,863
    Incentive fees                                                    537,584                13,634
    Redemptions payable                                               458,912             8,170,028
                                                                  -----------           -----------
              Total liabilities                                     1,684,651             9,084,129
                                                                  -----------           -----------
PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 53.5807 units outstanding at
       December 31, 1998 and 1997                                     914,497               769,245
    Limited Partners - 3,770.9723 and 4,640.7205 units
       outstanding at December 31, 1998 and 1997                   64,361,633            66,625,712
                                                                  -----------           -----------
              Total partners' capital
                 (Net Asset Value)                                 65,276,130            67,394,957
                                                                  -----------           -----------
                                                                  $66,960,781           $76,479,086
                                                                  ===========           ===========


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                               December 31, 1998

                                 -------------


FIXED INCOME SECURITIES

      Face Value           Description                                                                        Value
      ----------           -----------                                                                        -----

                           U.S. Government Obligations
                           ---------------------------
       17,500,000          United States Treasury Notes, 4.625%, 11/30/2000                                 $17,585,854
        3,900,000          United States Treasury Notes, 6.375%, 3/31/2001                                    4,107,666
          615,000          United States Treasury Notes, 6.625%, 3/31/2002                                      660,600
        2,000,000          United States Treasury Notes, 6.25%, 6/30/2002                                     2,099,306
                                                                                                            -----------
                           TOTAL U.S. GOVERNMENT OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $24,459,608)                             24,453,426
                                                                                                            -----------
                           FEDERAL AGENCY OBLIGATIONS
                           --------------------------

        2,000,000          Federal Home Loan Bank Bond, 6.31%, 5/17/1999                                      2,024,164
        5,100,000          Federal Home Loan Mortgage Corporation, 5.75%, 7/15/2003                           5,385,293
        1,411,177          Federal Home Loan Mortgage Corporation Gold 7-Year Balloon,
                               6.00%, 8/1/2000                                                                1,419,531
        1,227,571          Federal National Mortgage Association Adjustable Rate Mortgage,
                               currently 6.827%, 11/1/2018                                                    1,270,872
        1,015,000          Federal National Mortgage Association Bond, 6.375%, 1/16/2002                      1,081,705
        2,000,000          Federal National Mortgage Association Bond, 7.12%, 4/19/2002                       2,041,380
          858,774          Federal National Mortgage Association Collateralized Mortgage
                               Obligation, 6.00%, 2/15/2016                                                     862,295
        1,000,000          Federal National Mortgage Association, 6.50%, 1/1/2013                             1,014,380
        1,000,000          Federal National Mortgage Association, 6.50%, 1/1/2028                             1,005,160
        1,000,000          Federal National Mortgage Association, 7.50%, 1/1/2028                             1,027,340
        1,000,000          Federal National Mortgage Association, 8.00%, 1/1/2028                             1,033,520
        2,000,000          Student Loan Marketing Association, 7.50%, 3/8/2000                                2,103,603
                                                                                                            -----------
                           TOTAL FEDERAL AGENCY OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $20,228,848)                             20,269,243
                                                                                                            -----------
                           TOTAL FIXED INCOME SECURITIES
                               (COST, INCLUDING ACCRUED INTEREST, - $44,688,456)                            $44,722,669
                                                                                                            ===========


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996

                                 -------------


                                                                     1998                 1997                  1996
                                                                     ----                 ----                  ----
INCOME
    Commodity trading gains (losses)
       Realized                                                  $ 33,490,318         $   9,871,120         $  33,536,073
       Change in unrealized                                        (3,553,583)            3,551,743           (15,992,440)
                                                                 ------------         -------------         -------------
              Gain from commodity trading                          29,936,735            13,422,863            17,543,633
                                                                 ------------         -------------         -------------
    Fixed income securities gains (losses)
       Realized                                                       262,372              (240,705)              221,132
       Change in unrealized                                          (190,287)              244,362              (243,786)
                                                                 ------------         -------------         -------------
              Gain (loss) from fixed income
                  securities                                           72,085                 3,657               (22,654)
                                                                 ------------         -------------         -------------
    Interest income                                                 3,618,242             4,981,422             5,974,118
                                                                 ------------         -------------         -------------
              Total income                                         33,627,062            18,407,942            23,495,097
                                                                 ------------         -------------         -------------
EXPENSES
    Brokerage commissions                                          12,437,404            16,884,257            15,904,878
    Management fees                                                 2,320,273             2,720,907             3,317,507
    Incentive fees                                                  6,599,903             1,417,050             6,405,660
    General Partner administrative fee for
       operating expenses                                             646,232               949,121             1,232,872
    Cash management service charge                                     77,793               104,573               192,188
    Legal expenses                                                     22,232                32,631                36,137
                                                                 ------------         -------------         -------------
              Total expenses                                       22,103,837            22,108,539            27,089,242
                                                                 ------------         -------------         -------------
              NET INCOME (LOSS)                                  $ 11,523,225         $  (3,700,597)        $  (3,594,145)
                                                                 ============         =============         =============
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the year)                           $   2,734.83         $     (566.93)        $     (374.52)
                                                                 ============         =============         =============
INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                               $   2,710.89         $     (308.15)        $      432.11
                                                                 ============         =============         =============

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1998, 1997 and 1996

                                 -------------



                                                                      Partners'  Capital
                                    -------------------------------------------------------------------------------------
                                           General                     Limited                           Total
                                    ----------------------   ----------------------------    ----------------------------
                                     Units        Amount        Units           Amount          Units           Amount
                                    -------    -----------   -----------    -------------    -----------    -------------
Balances at
    December 31, 1995               53.5807    $   762,603   10,750.9076    $ 153,015,482    10,804.4883    $ 153,778,085

Net income (loss) for the year
    ended December 31, 1996                         23,153                     (3,617,298)                     (3,594,145)
Additions                            0.0000              0      881.1030       11,587,994       881.1030       11,587,994
Redemptions                          0.0000              0   (4,114.4385)     (50,741,659)   (4,114.4385)     (50,741,659)
                                    -------    -----------   -----------    -------------    -----------    -------------
Balances at
    December 31, 1996               53.5807        785,756    7,517.5721      110,244,519     7,571.1528      111,030,275

Net (loss) for the year
    ended December 31, 1997                        (16,511)                    (3,684,086)                     (3,700,597)
Additions                            0.0000              0      120.4929        1,699,251       120.4929        1,699,251
Redemptions                          0.0000              0   (2,997.3445)     (41,633,972)   (2,997.3445)     (41,633,972)
                                    -------    -----------   -----------    -------------    -----------    -------------
Balances at
    December 31, 1997               53.5807        769,245    4,640.7205       66,625,712     4,694.3012       67,394,957

Net income for the year
    ended December 31, 1998                        145,252                     11,377,973                      11,523,225
Additions                            0.0000              0       82.5487        1,335,740        82.5487        1,335,740
Redemptions                          0.0000              0     (952.2969)     (14,977,792)     (952.2969)     (14,977,792)
                                    -------    -----------   -----------    -------------    -----------    -------------
Balances at
    December 31, 1998               53.5807    $   914,497    3,770.9723    $  64,361,633     3,824.5530    $  65,276,130
                                    =======    ===========   ===========    =============    ===========    =============


                                                                      Net Asset Value Per Unit
                                                           --------------------------------------------------
                                                                              December 31,
                                                              1998                1997                1996
                                                              ----                ----                ----
                                                           $17,067.65          $14,356.76          $14,664.91
                                                           ==========          ==========          ==========



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                 --------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options, forwards and related markets. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Partnership trades.

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

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and investments in money market mutual funds. Interest income includes interest-equivalent dividends on money market mutual funds.

           E.     Fixed Income Securities

                  Fixed income securities are reported at market value plus accrued interest. Fixed income securities transactions are accounted for on the trade date. Interest income is recorded on the accrual basis.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 --------------


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

           Commencing May 1998, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, during 1998, amounted to $145,460.

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2.5% (2.5% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ----------------


Note 5.    OTHER EXPENSES

           The General Partner pays substantially all ordinary operating and administrative expenses incurred by the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% (1% annually) of the prior month's beginning Net Asset Value of the Partnership. The Partnership also pays actual amounts incurred for cash management services and services performed by independent legal counsel.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $15,478, $14,991 and $37,702 in 1998, 1997 and 1996, respectively.

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

           Purchase and sale of futures and options on futures contracts requires margin deposits with the FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

                                ---------------


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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1998, 1997 and 1996, was approximately $3,550,000, $6,240,000 and $9,700,000, respectively, and the related fair values as of December 31, 1998 and 1997, are approximately $1,780,000 and $6,392,000, respectively.

           Net trading results from derivatives for the years ended December 31, 1998, 1997 and 1996, are reflected in the statement of operations and equal gain from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

           At December 31, 1998 and 1997, the notional amount of open contracts is as follows:


                                                      1998                                     1997
                                                      ----                                     ----
                                         Contracts to       Contracts to         Contracts to       Contracts to
                                           Purchase             Sell               Purchase             Sell
                                           --------             ----               --------             ----
               Derivatives (excluding
                   purchased options)    $1,165,100,000      $803,800,000      $1,490,800,000       $756,300,000
               Purchased options              1,600,000         6,600,000          23,900,000         59,600,000

           The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

           The General Partner has established procedures to actively monitor market risk and minimize credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                      KENMAR PERFORMANCE PARTNERS L.P.

                      By: Kenmar Advisory Corp., general partner

                       By: /s/ KENNETH A. SHEWER
                               Kenneth A. Shewer
                               Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1998.


                                        KENMAR PERFORMANCE PARTNERS L.P.

                                        By: Kenmar Advisory Corp.,
                                            general partner

                                        By: /s/ KENNETH A. SHEWER
                                        Kenneth A. Shewer
                                        Chairman and Director
                                        (Principal Executive Officer)

                                        By: /s/ MARC S. GOODMAN
                                        Marc S. Goodman President
                                          and Director

                                        By: /s/ THOMAS J. DIVUOLO
                                        Thomas J. DiVuolo
                                        Senior Vice President
                                        (Principal Financial and Accounting
                                        Officer for the Partnership)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

27                                       Financial Data Schedule.