Form 10-Q
period 1999-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 1999-05-17
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX

                                                                                      PAGE
                                                                                      ----
    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Statements of Financial Condition as of March 31, 1999
            (unaudited) and December 31, 1998 (audited)                                 3

            Statements of Operations for the Three Months
            Ended March 31, 1999 (unaudited) and 1998
            (unaudited)                                                                 4

            Statements of Changes in Partners' Capital (Net Asset Value)
            for the Three Months Ended March 31, 1999 (unaudited)
            and 1998 (unaudited)                                                        5


            Notes to Financial Statements (unaudited)                                   6-10

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   11-13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                  14


    PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                                   15

    Item 6. Exhibits and Reports on Form 8-K                                            15

    SIGNATURES                                                                          16

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 1999 (unaudited) and December 31, 1998 (audited)
                               ------------------


                                                                       March 31,            December 31,
                                                                         1999                  1998
                                                                      -----------           -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                           $20,697,620           $15,308,018
       Net option premiums (received)                                    (363,595)             (903,236)
       Unrealized gain on open contracts                                1,526,917             2,683,294
                                                                      -----------           -----------

              Deposits with brokers                                    21,860,942            17,088,076

    Cash and cash equivalents                                           4,754,970             5,150,036
    Fixed income securities (cost, including accrued
       interest, - $33,719,160 and $44,688,456)                        33,570,468            44,722,669
    Subscriptions receivable                                              159,643                     0
                                                                      -----------           -----------

              Total assets                                            $60,346,023           $66,960,781
                                                                      ===========           ===========

LIABILITIES
    Accounts payable                                                  $    17,983           $    55,082
    Commissions and other trading fees
       on open contracts                                                  464,656               433,602
    Management fees                                                       186,524               199,471
    Incentive fees                                                        115,976               537,584
    Redemptions payable                                                   983,886               458,912
                                                                      -----------           -----------

              Total liabilities                                         1,769,025             1,684,651
                                                                      -----------           -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 53.5807 units outstanding at
       March 31, 1999 and December 31, 1998                               844,039               914,497
    Limited Partners - 3,664.9628 and 3,770.9723 units
       outstanding at March 31, 1999 and December 31, 1998             57,732,959            64,361,633
                                                                      -----------           -----------

              Total partners' capital
                 (Net Asset Value)                                     58,576,998            65,276,130
                                                                      -----------           -----------

                                                                      $60,346,023           $66,960,781
                                                                      ===========           ===========


                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                ---------------

                                                               Three Months Ended
                                                                    March 31,
                                                           1999                  1998
                                                           ----                  ----
INCOME
    Commodity trading gains (losses)
       Realized                                        $    (602,532)        $  14,894,669
       Change in unrealized                               (1,156,377)              606,487
                                                       -------------         -------------
               Gain (loss) from commodity trading         (1,758,909)           15,501,156
                                                       -------------         -------------

    Fixed income securities gains (losses)
       Realized                                             (306,600)               78,704
       Change in unrealized                                 (182,905)             (100,738)
                                                       -------------         -------------
               (Loss) from fixed income securities          (489,505)              (22,034)
                                                       -------------         -------------
    Interest income                                          822,930             1,033,478
                                                       -------------         -------------
               Total income (loss)                        (1,425,484)           16,512,600
                                                       -------------         -------------
EXPENSES
    Brokerage commissions                                  2,661,704             3,214,574
    Management fees                                          574,231               632,581
    Incentive fees                                           114,491             2,454,748
    General Partner administrative fee for
       operating expenses                                    180,563               179,642
    Cash management service charge                             7,000                12,293
    Legal expenses                                             6,326                 2,636
                                                       -------------         -------------
               Total expenses                              3,544,315             6,496,474
                                                       -------------         -------------
               NET INCOME (LOSS)                       $  (4,969,799)        $  10,016,126
                                                       =============         =============
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)               $   (1,307.00)        $    2,196.52
                                                       =============         =============
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                               $   (1,314.98)        $    2,130.70
                                                       =============         =============



                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                 --------------

                                                                             Partners' Capital
                                        -------------------------------------------------------------------------------------------
                                                General                         Limited                            Total
                                        ----------------------       ----------------------------       ---------------------------
                                          Units        Amount          Units            Amount            Units           Amount
                                        --------      --------       ----------       -----------       ----------      -----------
Three Months Ended March 31, 1999

Balances at December 31, 1998            53.5807      $914,497       3,770.9723       $64,361,633       3,824.5530      $65,276,130
Net (loss) for the three months
   ended March 31, 1999                                (70,458)                        (4,899,341)                       (4,969,799)
Additions                                 0.0000             0          27.1366           461,226          27.1366          461,226
Redemptions                               0.0000             0        (133.1461)       (2,190,559)       (133.1461)      (2,190,559)
                                        --------      --------       ----------       -----------       ----------      -----------

Balances at March 31, 1999               53.5807      $844,039       3,664.9628       $57,732,959       3,718.5435      $58,576,998
                                        ========      ========       ==========       ===========       ==========      ===========

Three Months Ended March 31, 1998

Balances at December 31, 1997            53.5807      $769,245       4,640.7205       $66,625,712       4,694.3012      $67,394,957
Net income for the three months
   ended March 31, 1998                                114,165                          9,901,961                        10,016,126
Additions                                 0.0000             0          18.0859           297,941          18.0859          297,941
Redemptions                               0.0000             0        (323.3966)       (5,345,729)       (323.3966)      (5,345,729)
                                        --------      --------       ----------       -----------       ----------      -----------

Balances at March 31, 1998               53.5807      $883,410       4,335.4098       $71,479,885       4,388.9905      $72,363,295
                                        ========      ========       ==========       ===========       ==========      ===========

                                                       Net  Asset  Value  Per Unit
                                    -----------------------------------------------------------------
                                     March 31,      December 31,         March 31,        December 31,
                                       1999             1998               1998               1997
                                    $15,752.67       $17,067.65         $16,487.46         $14,356.76
                                    ==========       ==========         ==========         ==========

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 -------------

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

                                 -------------


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

           Commencing May 1998, the General Partner has rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates have been made by issuing additional units and amounted to $89,402 for the three months ended March 31, 1999.

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

                                 -------------


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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $4,058 and $2,938 for the three months ended March 31, 1999 and 1998, respectively.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1999 and 1998, was approximately $4,520,000 and $5,390,000, respectively, and the related fair values as of March 31, 1999 and December 31, 1998, were approximately $1,163,000 and $1,780,000, respectively.

           Net trading results from derivatives for the three months ended March 31, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 -------------


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           At March 31, 1999 and December 31, 1998, the notional amount of open contracts was as follows:

                                                           March 31,                               December 31,
                                                             1999                                     1998
                                                             ----                                     ----
                                              Contracts to         Contracts to         Contracts to         Contracts to
                                                Purchase               Sell               Purchase               Sell
                                                --------               ----               --------               ----
              Derivatives (excluding
                 purchased options)          $1,150,600,000        $736,100,000       $1,165,100,000         $803,800,000
              Purchased options                  14,500,000           7,700,000            1,600,000            6,600,000


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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of March 31, 1999, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998.

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

The Advisors trade in various markets at different times, and prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future, and the Advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 1999 and 1998.

As of March 31, 1999, the Net Asset Value of the Partnership was $58,576,998, a decrease of approximately (10.26%) from its Net Asset Value of $65,276,130 at December 31, 1998. The Partnership's subscriptions and redemptions for the quarter ended March 31, 1999 totaled $461,226 and $2,190,559, respectively. For the quarter ended March 31, 1999, the Partnership had income comprised of ($909,132) in realized losses, ($1,339,282) in change in unrealized losses and $882,930 in interest income compared to income comprised of $14,973,373 in realized gains, $505,749 in change in unrealized gains and $1,033,478 in interest income for the same period in 1998. Total income for the first quarter of 1999 decreased by $17,938,084 from the same period in 1998, while total expenses decreased by $2,952,159 between these periods. The Net Asset Value per Unit at March 31, 1999 decreased 7.70% from $17,067.65 at December 31, 1998 to $15,752.67 at March 31, 1999. The Partnership's negative performance for the quarter ended March 31, 1999 resulted primarily from losses in European interest rates, currencies and tropicals.

For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading gains will have no bearing on any results that may be obtained in the remainder of 1999 and future years.

LIQUIDITY. Although there is no public market for the Units, a Limited Partner may redeem its Units in the Partnership as of any month-end occurring six months or more after such investment was made.

With respect to the Partnership's trading, in general, the Advisors will endeavor to trade only Commodities that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodity.

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

YEAR 2000 COMPLIANCE. Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (commonly known as the "Year 2000 Problem"). Like other investment funds and financial business organizations, the Partnership could be adversely affected if the computer systems used by the General Partner or the Partnership's service providers do not properly address this problem prior to January 1, 2000. Currently, the General Partner does not anticipate that the transition to the 21st century will have any material effect on the Partnership.

The General Partner has established a "Y2K Task Force" consisting of representatives of its information technology, research, accounting, compliance and trading departments to specifically address all Year 2000 issues in a timely manner. Actions taken have included an analysis of all in-house software and hardware to determine Year 2000 compliance. The General Partner is currently in the process of requesting confirmation from all third parties with which it and the Partnership have a material relationship that these parties have taken the same actions. Procedures to bring all mission-critical software into Year 2000 compliance are in progress. Testing of corrected software has already begun. Contingency plans are being established for all non-mission critical systems. No direct costs have been or are expected to be incurred in addressing the Year 2000 Problem. The General Partner has addressed all of the issues as a part of its ongoing operations, so the Partnership will not be required to reimburse the General Partner for any expenses incurred.

Despite the corrective measures that the General Partner has implemented, no assurance can be given that the Partnership's service providers have anticipated every step necessary to avoid any adverse effect on the Partnership attributable to the Year 2000 Problem. A most likely worst case scenario would be one in which trading of contracts on behalf of the Partnership becomes impossible as a result of the Year 2000 Problem. The General Partner would be able to assess such a situation in advance of the December 31, 1999 deadline and either liquidate all positions prior to that date and/or establish relationships with additional counterparties. Further, prospective investors should understand that the failure of third parties, such as futures exchanges, clearing organizations or regulators, to resolve the Year 2000 Problem in a timely manner could result in a material financial risk to the Partnership.

SAFE HARBOR STATEMENT. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors should cause the Partnership's actual results, performance or achievements for 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. The sales qualify for the exemption provided by Rule 506 of Regulation D because they are made solely to "accredited investors," as defined by Regulation D. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.

During the first quarter of 1999, 28.87 Units were sold for an aggregate subscription amount of $491,226.

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

                            KENMAR PERFORMANCE PARTNERS L.P.

                            By: Kenmar Advisory Corp., general partner


Dated:  May 17, 1999        By: /s/ ROBERT L. CRUIKSHANK
                                ------------------------
                                Robert L. Cruikshank
                                Executive Vice President
                                (Duly Authorized Officer of the General Partner)

Dated:  May 17, 1999        By: /s/ THOMAS J. DIVUOLO
                                ------------------------
                                Thomas J. DiVuolo
                                Senior Vice President (Principal Financial and Accounting Officer of the Registrant)