Form 10-Q
period 1999-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 1999-08-16
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ------

                        KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED JUNE 30, 1999
                                      INDEX

                                                                         PAGE
                                                                        -------
 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Statements of Financial Condition as of June 30, 1999
         (unaudited) and December 31, 1998 (audited)                    3

         Statements of Operations for the Three Months and Six Months
         Ended June 30, 1999 (unaudited) and 1998 (unaudited)           4

         Statements of Changes in Partners' Capital (Net Asset Value)
         for the Six Months Ended June 30, 1999 (unaudited)
         and 1998 (unaudited)                                           5


         Notes to Financial Statements (unaudited)                      6-10

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11-13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk     13


 PART II - OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds                      14

 Item 6. Exhibits and Reports on Form 8-K                               14

 SIGNATURES                                                             15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 1999 (unaudited) and December 31, 1998 (audited)



                                               June 30,            December 31,
                                                1999                  1998
                                                ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                  $29,954,737           $15,308,018
       Net option premiums (received)           (242,318)             (903,236)
       Unrealized gain on open contracts       4,867,128             2,683,294
                                             -----------           -----------

              Deposits with brokers           34,579,547            17,088,076

    Cash and cash equivalents                  9,722,905             5,150,036
    Fixed income securities (cost,
       including accrued interest, -
       $22,090,170 and $44,688,456)           21,915,696            44,722,669
                                             -----------           -----------

              Total assets                   $66,218,148           $66,960,781
                                             ===========           ===========

LIABILITIES
    Accounts payable                         $    19,044           $    55,082
    Commissions and other trading fees
       on open contracts                         377,159               433,602
    Management fees                              194,075               199,471
    Incentive fees                               717,755               537,584
    Redemptions payable                        1,325,594               458,912
                                             -----------           -----------

              Total liabilities                2,633,627             1,684,651
                                             -----------           -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 53.5807 units
       outstanding at June 30, 1999 and
       December 31, 1998                         976,322               914,497
    Limited Partners - 3,435.9465 and
       3,770.9723 units outstanding at
       June 30, 1999 and December 31, 1998    62,608,199            64,361,633
                                             -----------           -----------

              Total partners' capital
                 (Net Asset Value)            63,584,521            65,276,130
                                             -----------           -----------

                                             $66,218,148           $66,960,781
                                             ===========           ===========




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30, 1999
                      and 1998 and For the Six Months Ended
                             June 30, 1999 and 1998
                                   (Unaudited)

                                   -----------



                                             Three Months Ended                 Six Months Ended
                                                   June 30,                         June 30,
                                             1999            1998             1999            1998
                                             ----            ----             ----            ----
INCOME
    Commodity trading gains (losses)
       Realized                          $  9,295,474    $  (766,687)     $  8,692,942    $ 14,127,982
       Change in unrealized                 3,340,211     (3,883,736)        2,183,834      (3,277,249)
                                         ------------    -----------      ------------    ------------

            Gain (loss) from commodity
              trading                      12,635,685     (4,650,423)       10,876,776      10,850,733
                                         ------------    -----------      ------------    ------------

    Fixed income securities gains (losses)
       Realized                              (218,493)        56,898          (525,093)        135,602
       Change in unrealized                   (25,782)       (31,980)         (208,687)       (132,718)
                                         ------------    -----------      ------------    ------------

            Gain (loss) from fixed
              income securities              (244,275)        24,918          (733,780)          2,884
                                         ------------    -----------      ------------    ------------

    Interest income                           618,541        782,507         1,441,471       1,815,985
                                         ------------    -----------      ------------    ------------

            Total income (loss)            13,009,951     (3,842,998)       11,584,467      12,669,602
                                         ------------    -----------      ------------    ------------

EXPENSES
    Brokerage commissions                   2,596,424      3,974,036         5,258,128       7,188,610
    Management fees                           568,992        549,212         1,143,223       1,181,793
    Incentive fees                            717,514        548,527           832,005       3,003,275
    General Partner administrative
       fee for operating expenses             153,491        151,595           334,054         331,237
    Cash management service charge             15,000         21,499            22,000          33,792
    Legal expenses                              4,369          5,237            10,695           7,873
                                         ------------    -----------      ------------    ------------

            Total expenses                  4,055,790      5,250,106         7,600,105      11,746,580
                                         ------------    -----------      ------------    ------------

            NET INCOME (LOSS)            $  8,954,161    $(9,093,104)     $  3,984,362    $    923,022
                                         ============    ===========      ============    ============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number
    of units outstanding during
    the period)                          $   2,453.98    $ (2,104.38)     $   1,069.45    $     207.86
                                         ============    ===========      ============    ============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                 $   2,468.86    $ (2,035.24)     $   1,153.88    $      95.46
                                         ============    ===========      ============    ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                  Partners' Capital
                                     --------------------------------------------------------------------------------
                                           General                    Limited                       Total
                                      Units      Amount        Units          Amount         Units          Amount
                                     -------    --------     ----------    ------------    ----------    ------------
Six Months Ended June 30, 1999
------------------------------

Balances at December 31, 1998        53.5807    $914,497     3,770.9723    $ 64,361,633    3,824.5530    $ 65,276,130
Net income for the six months
   ended June 30, 1999                            61,825                      3,922,537                     3,984,362
Additions                             0.0000           0        62.4056       1,060,903       62.4056       1,060,903
Redemptions                           0.0000           0      (397.4314)     (6,736,874)    (397.4314)     (6,736,874)
                                     -------    --------     ----------    ------------    ----------    ------------

Balances at June 30, 1999            53.5807    $976,322     3,435.9465    $ 62,608,199    3,489.5272    $ 63,584,521
                                     =======    ========     ==========    ============    ==========    ============

Six Months Ended June 30, 1998
------------------------------

Balances at December 31, 1997        53.5807    $769,245     4,640.7205    $ 66,625,712    4,694.3012    $ 67,394,957
Net income for the six months
   ended June 30, 1998                             5,115                        917,907                       923,022
Additions                             0.0000           0        34.6895         521,886       34.6895         521,886
Redemptions                           0.0000           0      (561.9807)     (8,617,315)    (561.9807)     (8,617,315)
                                     -------    --------     ----------    ------------    ----------    ------------

Balances at June 30, 1998            53.5807    $774,360     4,113.4293    $ 59,448,190    4,167.0100    $ 60,222,550
                                     =======    ========     ==========    ============    ==========    ============


                                                  Net  Asset  Value  Per Unit
                                     ---------------------------------------------------
                                      June 30,  December 31,   June 30,     December 31,
                                        1999       1998          1998          1997

                                     $18,221.53  $17,067.65    $14,452.22     $14,356.76
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

                                   ----------



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

           Commencing May 1998, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, for the six months ended June 30, 1999 and 1998, amounted to $148,407 and $31,142, respectively.

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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $7,808 and $5,128 for the six months ended June 30, 1999 and 1998, respectively.

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

                                   ----------



Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Purchase and sale of futures and options on futures contracts requires margin deposits with the FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from such FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1999 and 1998, was approximately $5,200,000 and $4,100,000, respectively, and the related fair values at June 30, 1999 and December 31, 1998, are approximately $4,265,000 and $1,780,000, respectively.

           Net trading results from derivatives for the three months and six months ended June 30, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain
           (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------



Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           At June 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                                June 30,                          December 31,
                                                  1999                                1998
                                                  ----                                ----
                                     Contracts to     Contracts to       Contracts to      Contracts to
                                       Purchase           Sell             Purchase            Sell
                                       --------           ----             --------            ----

           Derivatives (excluding
              purchased options)     $438,900,000    $1,312,200,000     $1,165,100,000     $803,800,000
           Purchased options           10,200,000        18,400,000          1,600,000        6,600,000


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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 1999, the statements of operations for the six months ended June 30, 1999 and 1998, and for the three months ended June 30, 1999 and 1998, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999, and the results of operations for the six months ended June 30, 1999 and 1998, and for the three months ended June 30, 1999 and 1998.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six month periods ended June 30, 1999 and

1998.

As of June 30, 1999, the Net Asset Value of the Partnership was
$63,584,521, an increase of approximately 8.55% from its Net Asset Value of $58,576,998 at March 31, 1999. The Partnership's subscriptions and redemptions for the quarter ended June 30, 1999 totaled $599,677 and $4,546,315, respectively. For the quarter ended June 30, 1999, the Partnership had income comprised of $9,076,981 in realized gains, $3,314,429 in change in unrealized gains and $618,541 in interest income, compared to losses comprised of $(709,789) in realized losses, $(3,915,716) in change in unrealized losses and $782,507 in interest income for the same period in 1998. The total income for the second quarter of 1999 increased by $16,852,949 from the same period in 1998, while total expenses decreased by $1,194,316 between these periods. The Net Asset Value per Unit at June 30, 1999 increased approximately 15.67%, from $15,752.67 at March 31, 1999 to $18,221.53 at June 30, 1999. The Partnership's
positive performance for the quarter ended June 30, 1999 resulted primarily from gains in global interest rates, currencies, U.S. stock indices and energies.

The Net Asset Value of the Partnership decreased $1,691,609, or (2.59)% from December 31, 1998 through June 30, 1999. The Partnership's subscriptions and redemptions for the six months ended June 30, 1999 totaled $1,060,903 and $6,736,874, respectively. For the six months ended June 30, 1999, the Partnership had revenue comprised of $8,167,849 in realized gains, $1,975,147 in change in unrealized gains and $1,441,471 in interest income, compared to income comprised of $14,263,584 in realized gains, $(3,409,967) in change in unrealized losses and $1,815,985 in interest income for the same period in 1998. The total income for the six months of 1999 decreased by $1,085,135 from the same period in 1998 while expenses decreased by $4,146,475 between these periods. The Net Asset Value per Unit at June 30, 1999 increased 6.76%, from $17,067.65 at December 31, 1998 to $18,221.53 at June 30, 1999. The Partnership's positive performance for the six months ended June 30, 1999 resulted primarily from U.S. and Pacific Rim interest rates, U.S. and Pacific Rim stock indices, energies and grains.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and six months ended June 30, 1999, in the sources of the Partnership's exposure to market risk.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. The sales qualify as an exempt offering under Rule 506 of Regulation D because they are made solely to "accredited investors," as defined by Regulation D. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.


During the second quarter of 1999, 35 Units were sold for an aggregate subscription amount of $599,677.


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

                                KENMAR PERFORMANCE PARTNERS L.P.

                                By: Kenmar Advisory Corp., general partner



Dated:  August ___, 1999        By: /s/ ROBERT L. CRUIKSHANK
                                    -----------------------------------
                                    Robert L. Cruikshank
                                    Executive Vice President
                                    (Duly Authorized Officer of the
                                    General Partner)

Dated:  August ___, 1999        By: /s/ THOMAS J. DIVUOLO
                                    -----------------------------------
                                    Thomas J. DiVuolo
                                    Senior Vice President
                                    (Principal Financial and
                                    Accounting Officer of the Registrant)