Form 10-Q
period 1999-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 1999-11-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        KENMAR PERFORMANCE PARTNERS L.P.
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.        Financial Statements

                   Statements of Financial Condition as of September 30, 1999
                   (unaudited) and December 31, 1998 (audited)                               3


                   Statements of Operations for the Three Months and Nine Months
                   Ended September 30, 1999 (unaudited) and 1998 (unaudited)                 4


                   Statements of Changes in Partners' Capital (Net Asset Value)
                   for the Nine Months Ended September 30, 1999 (unaudited) and
                   1998 (unaudited)                                                          5

                 Notes to Financial Statements                                            6-10

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               11-13

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 13


PART II - OTHER INFORMATION

  Item 2.        Changes in Securities and Use of Proceeds                                  15

  Item 6.        Exhibits and Reports on Form 8-K                                           15

SIGNATURES                                                                                  16

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 (unaudited) and December 31, 1998 (audited)

                                ---------------


                                                                 September 30,    December 31,
                                                                      1999            1998
                                                                      ----            ----
ASSETS
    Equity in broker trading accounts
       Cash                                                      $ 21,426,692    $ 15,308,018
       Net option premiums (received)                                (307,358)       (903,236)
       Unrealized gain (loss) on open contracts                       (19,892)      2,683,294
                                                                 ------------    ------------

              Deposits with brokers                                21,099,442      17,088,076

    Cash and cash equivalents                                       2,094,347       5,150,036
    Fixed income securities (cost, including accrued
       interest, - $27,991,240 and $44,688,456)                    27,807,998      44,722,669
    Subscriptions receivable                                           80,575               0
                                                                 ------------    ------------
              Total assets                                       $ 51,082,362    $ 66,960,781
                                                                 ============    ============

LIABILITIES
    Accounts payable                                             $     22,813    $     55,082
    Commissions and other trading fees
       on open contracts                                              211,515         433,602
    Management fees                                                   167,732         199,471
    Incentive fees                                                     22,199         537,584
    Redemptions payable                                               581,497         458,912
                                                                 ------------    ------------
              Total liabilities                                     1,005,756       1,684,651
                                                                 ------------    ------------
PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 53.5807 units outstanding at
       September 30, 1999 and December 31, 1998                       803,225         914,497
    Limited Partners - 3,286.8777 and 3,770.9723 units
       outstanding at September 30, 1999 and December 31, 1998     49,273,381      64,361,633
                                                                 ------------    ------------
              Total partners' capital
                 (Net Asset Value)                                 50,076,606      65,276,130
                                                                 ------------    ------------
                                                                 $ 51,082,362    $ 66,960,781
                                                                 ============    ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1999 and 1998 and
             For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                  -------------




                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    1999           1998            1999           1998
                                                    ----           ----            ----           ----
INCOME
    Commodity trading gains (losses)
       Realized                                $ (4,512,001)   $ 20,172,466   $  4,180,941    $ 34,300,448
       Change in unrealized                      (4,887,020)      1,313,700     (2,703,186)     (1,963,549)
                                               ------------    ------------   ------------    ------------
          Gain (loss) from commodity trading     (9,399,021)     21,486,166      1,477,755      32,336,899
                                               ------------    ------------   ------------    ------------
    Fixed income securities gains (losses)
       Realized                                     (29,833)         76,137       (554,926)        211,740
       Change in unrealized                          (8,768)        594,279       (217,455)        461,561
                                               ------------    ------------   ------------    ------------
          Gain (loss) from fixed income
              securities                            (38,601)        670,416       (772,381)        673,301
                                               ------------    ------------   ------------    ------------
    Interest income                                 657,150         846,729      2,098,621       2,662,714
                                               ------------    ------------   ------------    ------------
          Total income (loss)                    (8,780,472)     23,003,311      2,803,995      35,672,914
                                               ------------    ------------   ------------    ------------
EXPENSES
    Brokerage commissions                         1,537,793       2,697,642      6,795,921       9,886,252
    Management fees                                 533,651         544,133      1,676,874       1,725,926
    Incentive fees                                   21,958       3,059,015        853,963       6,062,290
    General Partner administrative fee
       for operating expenses                       154,242         143,138        488,296         474,375
    Cash management service charge                   14,833          22,500         36,833          56,292
    Legal expenses                                   20,939           4,015         31,634          11,888
                                               ------------    ------------   ------------    ------------
          Total expenses                          2,283,416       6,470,443      9,883,521      18,217,023
                                               ------------    ------------   ------------    ------------
          NET INCOME (LOSS)                    $(11,063,888)   $ 16,532,868   $ (7,079,526)   $ 17,455,891
                                               ============    ============   ============    ============
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)       $  (3,215.55)   $   4,055.59   $  (1,949.92)   $   4,041.46
                                               ============    ============   ============    ============
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                       $  (3,230.59)   $   4,125.44   $  (2,076.71)   $   4,220.90
                                               ============    ============   ============    ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                  -------------

                                                                           Partners' Capital
                                             ---------------------------------------------------------------------------------------
                                                  General                       Limited                            Total
                                             -------------------        -------------------------        ---------------------------
                                              Units     Amount            Units         Amount              Units          Amount
                                             -------  ----------        ---------   -------------        ----------    -------------
Nine Months Ended September 30, 1999
------------------------------------
Balances at December 31, 1998                53.5807  $  914,497        3,770.9723  $ 64,361,633         3,824.5530    $ 65,276,130
Net (loss) for the nine months
   ended September 30, 1999                             (111,272)                     (6,968,254)                        (7,079,526)
Additions                                     0.0000           0           92.5800     1,571,329            92.5800       1,571,329
Redemptions                                   0.0000           0         (576.6746)   (9,691,327)         (576.6746)     (9,691,327)
                                             -------  ----------        ----------  ------------         ----------    ------------

Balances at September 30, 1999               53.5807  $  803,225        3,286.8777  $ 49,273,381         3,340.4584    $ 50,076,606
                                             =======  ==========        ==========  ============         ==========    ============
Nine Months Ended September 30, 1998
------------------------------------
Balances at December 31, 1997                53.5807  $  769,245        4,640.7205  $ 66,625,712         4,694.3012    $ 67,394,957
Net income for the nine months
   ended September 30, 1998                              226,158                      17,229,733                         17,455,891
Additions                                     0.0000           0           47.5907       733,750            47.5907         733,750
Redemptions                                   0.0000           0         (802.7288)  (12,404,211)         (802.7288)    (12,404,211)
                                             -------  ----------        ----------  ------------         ----------    ------------
Balances at September 30, 1998               53.5807  $  995,403        3,885.5824  $ 72,184,984         3,939.1631    $ 73,180,387
                                             =======  ==========        ==========  ============         ==========    ============

                                                              Net Asset Value Per Unit
                                        -------------------------------------------------------------------
                                        September 30,      December 31,      September 30,      December 31,
                                             1999              1998               1998              1997
                                             ----              ----               ----              ----

                                        $   14,990.94      $  17,067.65      $   18,577.66      $  14,356.76
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

           Commencing May 1998, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, for the nine months ended September 30, 1999 and 1998, amounted to $211,845 and $83,010, respectively.

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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $8,733 and $5,128 for the nine months ended September 30, 1999 and 1998, respectively.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1999 and 1998, was approximately $3,710,000 and $4,210,000, respectively, and the related fair values at September 30, 1999 and December 31, 1998, are approximately $327,000 and $1,780,000, respectively.

           Net trading results from derivatives for the three months and nine months ended September 30, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain
           (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                  -------------



Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                                        September 30,                                December 31,
                                                             1999                                        1998
                                                             ----                                        ----
                                              Contracts to          Contracts to          Contracts to          Contracts to
                                                Purchase               Sell                 Purchase               Sell
                                                --------               ----                 --------               ----
               Derivatives (excluding
                  purchased options)         $  547,800,000        $  426,900,000        $1,165,100,000        $  803,800,000
               Purchased options                 15,200,000            10,400,000             1,600,000             6,600,000


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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of September 30, 1999, the statements of operations for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, and the results of operations for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998.

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

There are three primary factors that affect the Partnership's capital resources:
(i) the trading profit or loss generated by the Advisors (including interest income); (ii) the capital invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (iii) the capital invested or redeemed by the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner"). The General Partner has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interests, each of which has an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional units of general partnership interest or Units at their then-current Net Asset Value (as defined below).

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

The Advisors trade in various markets at different times, and prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future and the Advisors trade independently of each other using different trading systems and may trade in different markets with various concentrations at various times. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 1999 and 1998.

As of September 30, 1999, the Net Asset Value of the Partnership was $50,076,606, a decrease of approximately 21.24% from its Net Asset Value of $63,584,521 at June 30, 1999. The Partnership's subscriptions and redemptions for the quarter ended September 30, 1999 totaled $511,351 and $2,954,454, respectively. For the quarter ended September 30, 1999, the Partnership had revenues comprised of $(4,541,834) in realized losses, $(4,895,788) in change in unrealized losses and $657,150 in interest income compared to revenues comprised of $20,248,603 in realized gains, $1,907,979 in change in unrealized gains and $846,729 in interest income for the same period in 1998. The total income for the third quarter of 1999 decreased by $31,783,783 from the same period in 1998, while total expenses decreased by $4,187,027 between these periods. The Net Asset Value per Unit at September 30, 1999 decreased 17.73% from $18,221.53 at June 30, 1999 to $14,990.94 at September 30, 1999. Approximately 62% of the Partnership's net losses during the quarter ended September 30, 1999 were attributable to stock indices, 28% to interest rates and 10% to grains.

The Net Asset Value of the Partnership decreased $15,199,524, or 23.28% from December 31, 1998 through September 30, 1999. The Partnership's subscriptions and redemptions for the nine months ended September 30, 1999 totaled $1,571,329 and $9,691,327, respectively. For the nine months ended September 30, 1999, the Partnership had revenues comprised of $3,626,015 in realized gains, $(2,920,641) in change in unrealized losses and $2,098,621 in interest income compared to revenue comprised of $34,512,188 in realized gains, $(1,501,988) in change in unrealized losses and $2,662,714 in interest income for the same period in 1998. The total income for the first nine months of 1999 decreased by $32,868,919 from the same period in 1998 while expenses decreased by $8,333,502 between these periods. The Net Asset Value per Unit at September 30, 1999 decreased 12.17% from $17,067.65 at December 31, 1998 to $14,990.94 at September 30, 1999.
Approximately 41% of the Partnership's net losses during the nine months ended September 30, 1999 were attributable to stock indices, 31% to meats, 18% to interest rates, 7% to grains and 3% to tropicals.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 1999, in the sources of the Partnership's exposure to market risk.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The sales qualify as an exempt offering under Rule 506 of Regulation D because they are made solely to "accredited investors," as defined by Regulation D. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.

During the third quarter of 1999, 30.1744 Units were sold for a total of $511,351.

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

                                KENMAR PERFORMANCE PARTNERS L.P.

                                By: Kenmar Advisory Corp., General Partner

Dated: November 15, 1999        By: /s/ Robert L. Cruikshank
                                Robert L. Cruikshank
                                Executive Vice President
                                (Duly Authorized Officer of the General Partner)

Dated: November 15, 1999        By: /s/ Thomas J. DiVuolo
                                Thomas J. DiVuolo
                                Senior Vice President (Principal Financial
                                and Accounting Officer of the Registrant)