Form 10-K405
period 1999-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 2000-03-30
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                     PART I

ITEM 1.  BUSINESS

The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

OVERVIEW

Kenmar Performance Partners L.P. (the "Fund") is a limited partnership under the New York Revised Limited Partnership Act. The Fund maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The Fund is engaged in the speculative trading of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, spot (cash) commodities and other derivative products pertaining to any of the foregoing, in the United States of America and elsewhere throughout the world, which are referred to as commodity interests. The Fund trades commodity interests through the retention of independent commodity trading advisors, which are referred to as advisors. The objective of the Fund's business is appreciation of its assets through the speculative trading of commodity interests. To achieve this purpose, the Fund is also authorized to purchase the interests of other entities engaged in the business of trading commodity interests.

In September 1985, the Fund began a private placement of units of limited partnership interests in reliance on exemptions under the Securities Act of 1933, including Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per unit equal to the then-current Net Asset Value per unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing unitholders of the Fund, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Fund began the private placement in 1985, through March 15, 2000, 23,786 units have been sold for a total of $264,988,978.

"Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with the principles set forth in the Second Restatement of the Limited Partnership Agreement of the Fund, dated September 1, 1993, as amended January 15, 1996, or where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis. The term "Net Asset Value Per Unit" is defined in the partnership agreement to mean the Net Asset Value of the Fund divided by the number of units issued and outstanding as of the date of computation. Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment and is updated every nine (9) months or earlier if there is a material change, as required by the regulations promulgated under the Commodity Exchange Act (the "CEAct"), and filed with the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

Since September 1985, the Fund has engaged in the speculative trading of commodity interests and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2013 or the occurrence of any of the events set forth in Section 8.1 of the partnership agreement. The partnership agreement also provides that, after having been a unitholder for six months and upon ten business days prior written notice, a unitholder may require the Fund to redeem all or part of its units effective as of the close of business on the last day of any month at the Net Asset Value thereof on such date. In addition, pursuant to the partnership agreement, Kenmar may, in its sole discretion on 10 days' written notice or without notice under certain circumstances, require any unitholder to withdraw all or a portion of such unitholder's capital contribution from the Fund.

The Fund's general partner is Kenmar Advisory Corp., a Connecticut corporation. Kenmar is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of Kenmar. In accordance with the provisions of the CEAct and the rules of the National Futures Association (the "NFA"), Kenmar is registered as a commodity pool operator, the advisors are registered as such and the commodity brokers required to be registered as futures commission merchants are registered as such, each subject to regulation by the CFTC. Each is also a member of the NFA in its respective capacity.

Kenmar, to the exclusion of the unitholders, manages and conducts the business of the Fund. Kenmar (1) selects and monitors the independent advisors and the commodity brokers; (2) allocates and/or reallocates assets of the Fund among the advisors; (3) determines if an advisor or commodity broker should be removed or replaced; (4) negotiates management fees, incentive fees and brokerage commissions; (5) determines its own compensation; and (6) performs such other services as the Fund may from time to time request, except that all trading decisions are made by the advisors retained by Kenmar. In addition, Kenmar selects the commodity brokers that will clear trades for the advisors. Refco, Inc. and ING (U.S.) Securities, Futures & Options Inc. are currently the Fund's futures commission merchants, and Refco Capital Markets Ltd. ("Refco Capital Markets") is the Fund's foreign exchange dealer (Refco, ING BARINGS Futures & Options Clearing Services and Refco Capital Markets are collectively referred to herein as the "commodity brokers").

The Fund itself does not have any employees. Rather, Kenmar employs 47 persons (as of March 15, 2000) and provides the Fund with the services of research, fund administration, client support (marketing), legal, and management information systems and analysis personnel to conduct its operational activities.

Kenmar believes that the most effective means of controlling the risks of trading commodity interests is through a diversified portfolio of advisors. In general, Kenmar has sought to produce high returns while controlling risk through the selection of two or more advisors, often with diverse trading methodologies. Kenmar's ability to manage the Fund is dependent upon an informed and aggressive management style, one that identifies and acts quickly and decisively on shifting market trends. Market conditions must dictate the selection of a portfolio of advisors and the reallocation of assets among the advisors. Therefore, when market conditions suggest that an alternative trading style or methodology might be better suited to the current market environment, Kenmar alters the portfolio of advisors or the allocation of assets among the advisors, without prior notice to, or the approval of, the unitholders.

The Fund is not an operating company with "traditional" income or expenses. It is a stand-alone investment vehicle that offers investors the opportunity to participate in commodity interest trading under the guidance of professional advisors.

FEES AND EXPENSES

Due to Kenmar's active and dynamic allocation and reallocation of the Fund's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Fund as of March 15, 2000.

Fees to Kenmar. Kenmar (1) manages and operates the Fund, (2) manages and monitors the Fund's portfolio of advisors, (3) pays all of the ordinary operating and administrative expenses of the Fund (except those described under "Legal Fees and Expenses" below), and (4) pays appropriately registered selling agents continuing compensation. To compensate Kenmar for the foregoing, the Fund pays Kenmar an administrative fee equal to 0.0833% (1% annually) of the prior month's beginning Net Asset Value of the Fund. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to unitholders and regulatory authorities, printing and duplication expenses and mailing expenses), and other expenses incurred by such persons and by Kenmar and its affiliates in providing services to the Fund.

Advisor's Management Fees. The Fund pays each advisor a monthly management fee ranging from 0.0% to 0.1667% (0% to 2% per year) of the Net Asset Value of the assets allocated to each advisor for management, referred to as an adivsor's portion, prior to reduction for the management fee.

Advisor's Incentive Fees. In addition to a management fee, the Fund pays each advisor an incentive fee ranging from 15% to 25% of the net new trading profits generated by the advisor through the trading of its advisor's portion. The General Partner will not receive any portion of the fees payable to any advisor. The Partnership may enter into substantially similar compensation arrangements with other advisors.

The net new trading profits, which are the net trading profits earned on an advisor's portion, excluding interest or interest equivalent income, decreased by brokerage commissions (paid and change, if any, in accrued), and decreased by the management fee, if any, with all such items determined from the first day of the calendar quarter that immediately follows the last calendar quarter for which an incentive fee was earned by the advisor (or, if no incentive fee was earned previously by the advisor, from the date such advisor was allocated its advisor's portion) to the close of business on the last day of the calendar quarter with respect to which such incentive fee calculation was made, generated by an advisor on its advisor's portion generally equals:

         - the net trading profits (realized and the change, if any, in unrealized) earned on the advisor's portion, excluding interest or interest-equivalent income,

         - decreased by brokerage commissions paid and the change, if any, in accrued, and

         -     decreased by the management fee, if any.

All of the above items will be determined from (1) the first day of the calendar quarter that immediately follows the last calendar quarter for which an incentive fee was earned by the advisor or (2) if no incentive fee was earned previously by the advisor, from the date the advisor was allocated its advisor's portion, to the close of business on the last day of the calendar quarter for which the incentive fee calculation is being made.

Any incentive fees paid to an advisor will be retained by it even if that advisor subsequently experiences losses. The Fund will not pay additional incentive fees to an advisor that has experienced losses, until those loss Carryforwards have been recovered. An advisor's loss carryforward will be proportionately reduced for any withdrawals from such advisor of either notional or actual funds.

Because each advisor receives an incentive fee on its performance, it is possible that one or more advisors may receive incentive fees during the same time in which the Fund and other advisors sustain a net loss. In addition, if an advisor is retained after the Fund has suffered a net loss, that advisor might receive an incentive fee based on trading profits it earns even though some or all of those trading profits were merely a recovery of a loss carryforward previously incurred by the advisors that earlier managed the Fund's assets.

The advisor's incentive fees are subject to equal allocation among investors even though investors may have purchased their units at different times. Therefore, such costs are not reflective of each investor's investment experience, but of the Fund's performance as a whole. By allocating the expenses equally among investors, the Fund is able to maintain a uniform Net Asset Value per Unit.

Investee Pool Fees. If the Fund invests in an investee pool, the Fund will be responsible for its pro rata share of any fees, expenses or charges of that investee pool. Currently, the Fund is not invested in any investee pool.

Brokerage Commissions. Commodity brokerage commissions for futures trades are typically paid on the completion or liquidation of a trade and cover both the purchase or sale of a futures contract and the subsequent offsetting sale or purchase (each, a "roundturn transaction"). The Fund's current brokerage expenses range from $9.56 to $30 per roundturn transaction, plus non-member exchange fees and NFA transaction fees. United States exchange fees (including NFA fees) range from approximately $1.24 to $2.84 per roundturn transaction. Foreign exchange fees range from approximately $1.18 to $16 per roundturn transaction, except that foreign exchange fees on certain Japanese financial instruments are $55 per roundturn transaction.

For managing the Fund's investment with the advisors, Kenmar and/or its affiliate will receive from the brokers a portion of the brokerage commissions paid by the Fund. Each of the commodity brokers retains no more than $10 per roundturn transaction and the ING BARINGS Futures & Options Clearing Services retains no more than $5.75 per roundturn transaction. Kenmar receives the remainder of such fees as partial compensation for managing the Fund.

Kenmar may in its sole discretion negotiate brokerage commissions with other commodity brokers or foreign exchange dealers on such terms as it deems in the best interest of the Fund. Those agreements may or may not be similar to the above brokerage arrangements.

Legal Fees and Expenses. The Fund will be responsible for all legal fees, expenses and disbursements incurred by the Fund. These expenses may include outside counsel's telephone, mail, fax and copying charges, as well as the Fund's filing fees, whether paid by Kenmar or outside counsel. Legal fees for the calendar year ended December 31, 1999 were approximately $47,000.

Extraordinary Expenses. The Fund will be responsible for all extraordinary expenses (e.g., litigation expenses) incurred on its behalf. As of the date of this report, the Fund has not paid, and does not anticipate paying, any extraordinary expenses.

Other Expenses of the Unitholders. Although not an expense of the Fund, upon initially investing in the Fund, investors may be subject to a selling commission payable to independent selling agents. The selling commission may be equal to up to 5% of the Net Asset Value per Unit at which the units were purchased, unless the payment of all or any portion of such amount is waived by the selling agent.

Interest on Assets. Each month, the Fund receives all interest or interest-equivalent income actually earned on the Fund's assets during that month.

The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.


                                                                         Year Ended December 31,
                                                                         -----------------------
                                                           1999        1998        1997          1996         1995
                                                           ----        ----        ----          ----         ----
                                                                             (In Thousands)
              Brokerage Commissions                       $9,130     $12,437      $16,884       $15,905      $17,165
              Management Fees                              2,114       2,320        2,721         3,317        3,774
              Incentive Fees                                 854       6,600        1,417         6,406        7,107
              General Partner's Administrative
              Fee for Operating Expenses                     618        646           949         1,233        1,497
              Other Expenses                                  98        100           137           228          191

CONFLICTS OF INTEREST

KENMAR

Each broker pays to Kenmar and/or its affiliates a portion of the brokerage commissions paid by the Fund to the brokers. This arrangement creates a conflict of interests for Kenmar (1) between its responsibility to minimize brokerage commissions and its interest in increasing its income through higher fees, and
(2) in selecting advisors who trade more actively over advisors who trade less actively. In addition, Kenmar maintains business relationships with certain advisors and brokers. Kenmar has a conflict of interest between its responsibility to negotiate and minimize brokerage commissions and its desire to maintain these business relationships.

Kenmar is authorized under the partnership agreement to set the compensation it receives for its services as general partner of the Fund. As such, Kenmar has a conflict of interest between limiting fees paid by the Fund and generating fees for itself.

Kenmar and its affiliates currently manage other commodity pools and managed accounts. Kenmar may be subject to conflicting demands in respect of allocating management time, services and other functions between Kenmar's activities on behalf of the Fund and Kenmar's activities on behalf of other investors, commodity pools, managed accounts and/or trading advisors. Additionally, Kenmar may find it more difficult to maintain the quality of these services as the amount of its assets under management grows. Kenmar also may have a conflict of interest between its responsibility to select the best commodity trading advisors for the Fund and its responsibility to select the best commodity trading advisors for the other commodity pools and managed accounts for which it serves as manager.

Kenmar and its affiliates are compensated for providing marketing services to certain commodity trading advisors, including some of the advisors, and for arranging to have assets placed under the management of such advisors. In addition, a substantial amount of the assets under the management of certain advisors are assets of pools and accounts managed by Kenmar or an affiliate. This could have an influence on how these advisors do business with Kenmar and the Fund. In allocating the Fund's assets among advisors and in determining which advisors to retain or dismiss, Kenmar may have a conflict of interest between allocating funds to trading advisors that have a business relationship with Kenmar or its affiliates, and allocating funds to trading advisors that do not have a business relationship with Kenmar.

Kenmar and its affiliates, principals, directors, officers or employees, referred to as related persons, do not trade commodities for their own accounts, although it is possible that they may do so in the future. If they do, you will not have access to the records of their trading. If Kenmar or a related person were to trade for their own accounts, they could take positions either similar or opposite to positions taken by the Fund. In addition, the Fund and Kenmar or a related person could from time to time be competing for similar commodities. Orders placed by Kenmar or a related person to trade commodities for their proprietary accounts may reach the market either before or after similar orders are placed for the Fund and this difference in timing may result in the Fund receiving less or more favorable prices than the prices received by such proprietary accounts. Neither Kenmar nor any related person places orders for any advisor and, therefore, neither Kenmar nor any related person has control over such timing. It is also possible that the positions taken by the proprietary accounts of Kenmar or its related persons may not be held for the same period of time as the positions taken by the Fund. Thus, it is unlikely that trading results in Kenmar's and the related persons' proprietary accounts would be the same as the performance in the Fund's account.

THE ADVISORS

The advisors may manage other commodity pools and managed accounts and trade for their own proprietary accounts. Since some of the advisors are trading and will continue to trade other pools and accounts, those advisors may be subject to conflicting demands in respect of allocating management time, services and other functions between the Fund and those other pools and accounts. In particular, an advisor may have a conflict of interest when rendering advice to the Fund because it may be compensated differently for managing other pools and accounts than for the Fund's account. The advisors may have financial incentives to favor such other accounts over the Fund. However, each advisor has agreed in its advisory agreement that it will not deliberately favor other accounts over the Fund.

An advisor may in the future develop trading methods or strategies for trading commodities similar to or different from those employed and traded on behalf of the Fund's account. Other accounts managed by the advisor pursuant to those strategies may take positions similar to or opposite from positions taken by the Fund. No assurance can be given that the trading results in the other accounts managed by the advisor will be the same as the performance in the Fund's account.

Some of the advisors or their employees currently trade commodities for their own accounts, and any or all could do so in the future. You will not have access to the records of such proprietary trading. The advisors' proprietary trading activity could differ from the Fund's trading activity. For example, the trading positions taken and the length of time such positions are held by the Fund could differ from those taken with respect to an advisor's proprietary accounts. In addition, the advisors' proprietary accounts could be charged brokerage commissions in a significantly different form and amount than those charged the Fund and, as a result, could be more or less likely to modify, liquidate or open a position for that account than for the Fund's account. Orders for trades for an advisor's proprietary accounts could be placed either before or after similar orders are placed for the Fund's account, and this difference in timing could result in the Fund's account receiving less favorable (or more favorable) prices than those received by the advisor's proprietary accounts. No assurance can be given that the trading results in an advisor's proprietary accounts will be similar to the performance in the Fund's account.

The CFTC and certain U.S. commodity exchanges have established "speculative position limits" that limit the net long or net short speculative position any person may control in a particular commodity on any day. An advisor and its affiliates may, on any day, reach the established position limits in a given commodity for all or a portion of its accounts and, therefore, might be unable to trade that commodity for the Fund in the same manner it otherwise would. The Fund is unable to determine what effect an advisor's inability to trade a commodity as a result of speculative position limits would have on the Fund's performance results.

THE BROKERS

The brokers effect transactions for other customers, including public and private commodity pools, from time to time. A broker's other customers may compete with the Fund's transactions, including the priority of order entry. In addition, employees of the brokers may trade for their own accounts. Since the identities of the purchaser and seller of a commodity are typically not disclosed until after the trade, the brokers may effect transactions for the Fund in which the other parties to the transactions are the broker's officers, directors, employees, customers, or affiliates. Such persons may compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of those persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices. However, in entering orders for the Fund and its other customer accounts, each broker has agreed to use its good faith and best efforts to treat all of its accounts equitably. In addition, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer's trades for its own or its other customers' benefit.

RECOURSE BY UNITHOLDERS

In evaluating the potential and actual conflicts of interest described above, you should be aware that Kenmar has a responsibility to each unitholder to exercise good faith and fairness in all dealings affecting the Fund. The responsibility of a general partner to limited partners is a changing area of the law. You should consult your legal counsel if you have questions regarding Kenmar's duties. In the event that you believe that Kenmar has violated its responsibilities, you may seek legal relief for yourself and all other similarly situated unitholders or on behalf of the Fund under applicable laws to recover damages from, or to require an accounting by, Kenmar. Furthermore, you are afforded certain rights to institute reparation proceedings under the CEAct for violations of the CEAct or of any rule, regulation or order of the CFTC by Kenmar, a commodity broker, or a foreign exchange dealer subject to regulation under the CEAct. You also may institute legal proceedings in court against Kenmar, the brokers or an advisor for certain violations of the CEAct or rules, regulations or orders of the CFTC.

Excessive trading of an account has been held to constitute a violation of the antifraud provisions of the CEAct. You should be aware, however, that it may be difficult to establish that the Fund's account has been excessively traded due to the broad trading discretion given to Kenmar in the partnership agreement and the advisors in the advisory agreements, the exculpatory provisions in the partnership agreement and in the advisory agreements, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

Under the exculpatory provisions of the partnership agreement, Kenmar will not be liable to the Fund or to any of the unitholders for its conduct, unless its actions constitute fraud, willful misconduct, gross negligence or bad faith. As a result, you may have a more limited right of action than you would if the partnership agreement did not contain such limitations.

The Fund has agreed to indemnify Kenmar and its shareholders, officers, directors, employees, and agents for Kenmar's conduct taken as the general partner of the Fund or in connection with the partnership agreement, provided that such person's conduct did not constitute willful malfeasance or gross negligence and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

In any action brought by a unitholder on behalf of the Fund, Kenmar and its affiliates may be indemnified only to the extent and subject to the conditions specified in the New York Revised Limited Partnership Act. Also, indemnification of Kenmar and its affiliates by the Fund may be limited for losses and liabilities resulting from violations of federal, state or foreign securities law in connection with the offer or sale of units.

The CFTC has issued a statement of policy relating to indemnification of officers and directors of a futures commission merchant (such as each of the commodity brokers) and its controlling persons. The CFTC takes the position that the determination of whether or not such an indemnification is consistent with the policies expressed in the CEAct will be made by the CFTC on a case-by-case basis.

COMMODITY INVESTMENT TRADING AND THE ADVISORS

The profitability of commodity trading depends in large part upon the accurate forecasting of price moves or trends in commodities. No assurance can be given as to the accuracy of an advisor's forecasts or that an advisor's trading methods, strategies or decisions will be successful. Competing trading approaches and analysis methods are discussed below.

SYSTEMATIC AND DISCRETIONARY TRADING APPROACHES

A systematic trader primarily relies on trading programs or models that generate trading signals. Although the systems are changed from time to time (typically infrequently), the trading instructions generated by the advisor's system are usually followed without significant additional analysis or interpretation. However, systematic traders do make decisions concerning which markets to follow and which commodities to trade, whether to liquidate a position in a contract that is about to expire, whether to engage in an exchange of futures for physical ("EFP") transaction, and how large a position to take in a particular commodity. Although a systematic trader's judgment on these issues may affect a trader's performance, the trader's performance will primarily be based on the system used to generate signals.

A discretionary trader makes all trading decisions on the basis of its own judgment. Although a discretionary trader may use computer programs, fundamental analysis and market charts to assist its decision-making process, it generally will make its trading decisions based on "trading instinct" rather than trading signals generated by a systematic program or model.

Both systematic and discretionary trading approaches necessarily involve risks, including the possibility that a trader will incur substantial losses because it has misjudged a market. Systematic traders sometimes fail to capitalize on market trends that their systems have identified due to the judgmental decisions they make in applying their automated trading systems. On the other hand, discretionary traders may enter trades that would not be signaled by a system, possibly resulting in significant losses.

TECHNICAL AND FUNDAMENTAL ANALYSIS

Many commodity trading advisors use varying mixtures of technical and fundamental analysis. Fundamental analysis is based on a study of factors external to the trading markets that affect supply and demand of a particular commodity in an attempt to predict future price levels. The factors considered include governmental policies, national and international political and economic events, changing trade prospects and similar factors that affect the supply and demand for a particular commodity. A limiting factor in the use of fundamental analysis is that the analyst may not have knowledge of all of the pertinent factors affecting supply and demand of a particular commodity, and prices may be affected by factors the analyst did not consider.

Technical analysis, to the contrary, attempts to examine objective data (such as actual daily, weekly, and monthly price fluctuations, volume variations, and changes in open interest and other related mathematical, statistical, or quantitative data) to predict commodity prices. A limiting factor in the use of technical analysis is that a technical approach generally requires price movement data that can be translated into price trends sufficient to dictate a market entry or exit decision. No assurance can be given as to the existence of major price moves. Moreover, a technical trading method or strategy will not be profitable if there are no price moves or trends of the kind the method or strategy seeks to identify and follow. In the past, the markets have endured sustained periods without discernible trends and, presumably, such periods will continue to occur in the future. Periods without such price moves may produce losses. In addition, any factor that would lessen the prospect of major trends occurring in the future (such as increased governmental control of or participation in a market) may reduce the prospect that a particular trading method will be profitable in the future. Finally, a technical trading approach may underperform other trading approaches when fundamental factors dominate price moves within a given commodity market.

Regardless of whether a trader uses fundamental analysis, technical analysis, some combination of the two or some other method, any factor that would make it more difficult to execute trades at desired prices in accordance with the signals of that trading method (such as a significant lessening of liquidity in a particular market) would be detrimental to profitability. Also, many commodity trading advisors may utilize similar analyses in making trading decisions, possibly resulting in a bunching of buy and sell orders. When that occurs, the Fund may find it more difficult to take or liquidate a position.

TREND-FOLLOWING TRADERS

"Trend-followers" employ a trading approach that seeks to take advantage of major price movements, while other traders seek profitability by making numerous small trades on a short-term basis or by using various arbitrage techniques. Because trend-followers assume that most of their trades will be unprofitable, they must make large profits from major trends to offset the numerous, smaller losses they incur. During periods when no major price trends develop in a market, a trend-follower will likely incur substantial losses.

ADDITIONAL MATTERS

The development of a commodity trading strategy is a continual process. As a result of ongoing analysis and research into the performance of an advisor's methods, changes may have been made from time to time in the specific manner in which these trading methods evaluate price movements in various commodities, and it is likely that similar revisions will be made in the future. In other words, the trading methods that an advisor may use in the future might differ from those presently being used. In addition, each advisor may trade any available commodity or in any market -- whether inside or outside of the U.S. -- it chooses, even if the advisor has never previously traded that commodity or in that market. However, you will not be informed of any changes in an advisor's trading methods, unless Kenmar is informed of that change and considers it a material change. Additionally, as discussed above, trading decisions of discretionary advisors require a substantial exercise of judgment. The decision not to trade certain commodities or not to make certain trades may result at times in missing price moves and profits of great magnitude, which other trading managers who are willing to trade these commodities may be able to capture.

Certain advisors may also engage in transactions in physical commodities, including EFPs. An EFP is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties, and such prices may, under certain circumstances, vary significantly from the actual prices at which the transactions are traded on the relevant exchanges.

SYNOPSIS OF THE ADVISORS

The Commodity Futures Trading Commission only requires disclosure of major advisors, i.e., those allocated at least ten percent of the Fund's assets. Set forth below is a brief description of the portfolio of major advisors trading for the Fund as of March 15, 2000, which differs in part from the portfolio of advisors in 1999.

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

Dennis Trading Group, Inc. The principals of Dennis Trading Group, Inc. ("DTG") are Richard J. Dennis and Thomas A. Dennis. DTG employs a multisystem, computerized strategy comprised of a number of distinct proprietary trading systems, which can be classified as either trend-following or counter-trend in nature. Based on DTG's ongoing research, the number of systems will vary dynamically over time. In addition, the systems vary in their trade duration; DTG seeks to profit from short, intermediate and long-term market opportunities with signal generation based on the study of price movement both on a daily and intra-day basis. DTG's portfolio is broadly diversified throughout the global market sectors, including currencies, interest rates, stock indices, energies, metals, agriculturals, softs and meats.

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

Sheridan Investments Incorporated. Donald M. Newell, Philip G. Hubbard and Richard Morrison are the sole managing principals of Sheridan Investments Incorporated ("Sheridan"). Mr. Newell has also been a principal of LaSalle Portfolio Management, Inc., a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on exchange-traded futures and options on U.S. fixed income investments, seeking to add value to a long fixed income portfolio through a variety of option-related strategies. Risk is managed by monitoring market volatility, as well as through defensive option strategies designed to limit potential losses.

THE BROKERS

Kenmar has responsibility for selecting and monitoring the Fund's brokers. Kenmar has selected Refco, Inc. and ING BARINGS Futures & Options Clearing Services as the Fund's commodity brokers and Refco Capital Markets Ltd. as the Fund's foreign exchange dealer. The Fund has received the information below from each of the brokers. Accordingly, the Fund makes no representation as to the completeness, accuracy, or adequacy of the following disclosures.

THE COMMODITY BROKERS

Refco, Inc. Refco, Inc. ("Refco") is an Illinois corporation with a principal place of business at 111 West Jackson Boulevard, Chicago, Illinois 60604-3593, with a telephone number of (312) 930-6500. Refco is registered as a futures commission merchant with the CFTC and is a member of the NFA in such capacity.

According to Refco, as of December 31, 1999, neither Refco nor any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except as follows:

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

On May 24, 1999, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 99-12) in which Refco was alleged to have violated certain order taking, recordkeeping, and supervisory rules. The CFTC allegations pertained to the period from January 1995 through December 1995 in which Refco took trading instructions from an independent introducing broker/broker-dealer that had discretionary trading authority over approximately 70 accounts. Without any hearing on the merits and without admitting any of the allegations, Refco settled the proceeding and agreed to payment of a $6 million civil penalty, entry of a cease and desist order, funding of a study on order entry and transmission procedures, and a review of its compliance policies and procedures related to its handling of trades by floor and back office personnel.

ING BARINGS Futures & Options Clearing Services. ING (U.S.) Securities, Futures & Options Inc. ("ING BARINGS Futures & Options Clearing Services") is a duly registered futures commission merchant and a member of the NFA. ING BARINGS Futures & Options Clearing Services is also registered as a broker dealer and a member of the National Association of Securities Dealers. ING (U.S.) Securities, Futures & Options Inc. which was formed in 1990, operates under the trade name ING BARINGS Futures & Options Clearing Services and is a clearing firm of each of the principal U.S. futures exchanges and the Chicago Board of Options Exchange. ING BARINGS Futures & Options Clearing Services is a wholly owned subsidiary of ING Bank N.V. in Amsterdam, one of the largest financial institutions in the world. ING BARINGS Futures & Options Clearing Services is an Illinois corporation with a principal place of business at 233 South Wacker Drive, Suite 5200, Chicago, Illinois 60606 and a telephone number of (312) 496-7000.

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

In 1998, a former client filed a demand for arbitration at the NFA seeking a significant award. It is alleged that the claimants' liquidation of positions on a foreign futures exchange in the volatile period of October 1997 resulted in losses. ING BARINGS is vigorously defending the claim, which it believes to be baseless.

THE FOREIGN EXCHANGE DEALER

Refco Capital Markets, Ltd. Refco Capital Markets, Ltd., a wholly owned subsidiary of the Refco Group Ltd., LLC is organized under the laws of Bermuda. Refco Capital Markets, Ltd. maintains its principal office at Suite 542, 48 Par-La-Ville Road, Hamilton HM11, Bermuda, and a telephone number of (441) 295-6960.

ITEM 2. PROPERTIES

The Fund does not own or lease any physical properties. The Fund's office is located within the office of Kenmar at Two American Lane, P.O. Box 5150, Greenwich, CT 06831-8150.

ITEM 3. LEGAL PROCEEDINGS

Neither the Fund nor Kenmar is a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the units. There were approximately 531 holders of units at March 15, 2000. Pursuant to the partnership agreement, distributions of profits, if any, will be made at the sole discretion of Kenmar. As of March 15, 2000 Kenmar had not made, and Kenmar does not currently intend to make, any distributions.

In September 1985, the Fund commenced a private placement of units in reliance on exemptions under the Securities Act of 1933, including Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per unit equal to the then current Net Asset Value per unit, with a required minimum subscription of $26,250 for new investors other than IRAs and Plans and $10,500 for IRAs, Plans and existing unitholders, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. A subscriber may subscribe for units in excess of the foregoing minimum amount in increments of $1,000. As of the date hereof, units are continuing to be offered, and there is no maximum number of units that may be purchased or sold.

During the fourth quarter of 1999, 30.1765 units were sold for a total of $374,794.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Fund has been derived from the Fund's financial statements for each of the years 1995 through 1999, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Fund's statements of financial position at December 31, 1999 and 1998 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 1999 are included elsewhere herein.


                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                            1999       1998        1997        1996         1995
                                         ---------   --------    --------    --------    ---------
                                                 (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
Operations Data:
Realized Gains (Losses)                  $ (4,461)   $ 33,752    $  9,630    $ 33,757    $ 30,855
Change in Unrealized                       (2,871)     (3,744)      3,796     (16,236)      3,675
Interest Income                             2,603       3,618       4,981       5,974       7,735
Brokerage Commissions                       9,130      12,437      16,884      15,905      17,165
Management Fees                             2,114       2,320       2,721       3,317       3,774
Incentive Fees                                854       6,600       1,417       6,406       7,107
General Partner's Administrative Fee
for
  Operating Expenses                          618         646         949       1,233       1,497
Other Expenses                                 98         100         137         228         191
Net Income (Loss)                        $(17,543)   $ 11,523    $ (3,701)   $ (3,594)   $ 12,531
Net Income (Loss) Per Unit (Based on
  Weighted Average Number of Units
  Outstanding)                           $ (4,951)   $  2,735    $   (567)   $   (375)   $  1,104
Increase (Decrease) in Net Asset Value
Per Unit                                 $ (5,297)   $  2,711    $   (308)   $    432    $  1,068






                                          YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              1999       1998       1997       1996       1995
                            --------   --------   --------   --------   --------
Financial Position Data:          (IN THOUSANDS, EXCEPT AMOUNTS PER UNIT)
General Partner's Capital   $    631   $    914   $    769   $    786   $    763
Unitholders' Capital          35,058     64,362     66,626    110,244    153,015
Partnership Capital           35,689     65,276     67,395    111,030    153,778
Net Asset Value per Unit    $ 11,770   $ 17,068   $ 14,357   $ 14,665   $ 14,233

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and elsewhere in this Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

OVERVIEW

The assets of the Fund are used to engage, directly or indirectly, in the speculative trading of commodity interests.

The assets of the Fund are deposited with the commodity brokers in trading accounts established by the Fund for the advisors and are used by the Fund as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds. In addition, certain of the Fund's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

Capital Resources. The Fund does not have, nor does it expect to have, any capital assets. Redemptions and sales of additional units in the future will affect the amount of funds available for trading commodity interests in subsequent periods. None of the Fund's assets are committed to overhead or operational expenses.

There are three factors that affect the Fund's capital resources: (1) the trading profit or loss generated by the advisors (including interest income);
(2) the money invested or redeemed by the unitholders; and (3) the capital invested or redeemed by Kenmar. Kenmar has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for Kenmar to maintain a one percent (1%) interest in the capital, income and losses of the Fund. All capital contributions by Kenmar necessary to maintain such capital account balance shall be evidenced by units of general partnership interests, each of which shall have an initial value equal to the Net Asset Value per Unit at the time of such contribution. Kenmar, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the unitholders. Kenmar, in its sole discretion, may also contribute any greater amount to the Fund, for which it shall receive, at its option, additional units of general partnership interests or Units at their then-current Net Asset Value.

Results of Operations. The Fund incurs substantial charges from the payment of management and/or incentive fees to the advisors and administrative fees to Kenmar which are payable based upon the Net Asset Value of the Fund and are payable without regard to the profitability of the Fund. The brokerage commissions to the commodity brokers are also payable without regard to the profitability of the Fund, although under certain circumstances such commissions have been, and may continue to be, higher when advisors experience profits and as a result increase their trading activity. As a result, in certain years the Fund may have incurred a net loss when trading profits were not substantial enough to avoid depletion of the Fund's assets from such fees and expenses. Thus, due to the nature of the Fund's business, the success of the Fund is dependent upon the ability of the advisors to generate trading profits through the speculative trading of commodity interests sufficient to produce capital appreciation after payment of all fees and expenses.

The following paragraphs present a summary of the Fund's operations for the calendar years 1997 through 1999 and a general discussion of the Fund's trading activities in certain markets during such period. It is important to note, however, that (1) the advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an advisor or will be profitable in the future and (2) the advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

As of December 31, 1999, the Net Asset Value of the Fund was $35,688,878, a decrease of approximately 45.33% from its Net Asset Value of $65,276,130 at December 31, 1998. The Fund's 1999 subscriptions and redemptions totaled $1,923,122 and $13,967,250, respectively. For the year ended December 31, 1999, the Fund had revenues comprised of $4,461,303 in realized losses, $2,871,454 in unrealized losses and $2,603,113 in interest income. For that same year, the Fund had expenses consisting of $9,129,970 in brokerage commissions, $2,114,161 in management fees, $853,963 in incentive fees, $617,880 in Kenmar's administrative fees and $97,506 in other expenses. This resulted in the Fund having net losses of $17,543,124. The Fund's trading losses in 1999 were primarily realized in European and Pacific Rim interest rates, European and U.S. stock indices and tropicals. The Net Asset Value per Unit at December 31, 1999 decreased 31.04% from $17,067.65 at December 31, 1998 to $11,770.46 at December 31, 1999.

As of December 31, 1998, the Net Asset Value of the Fund was $65,276,130, a decrease of approximately 3.14% from its Net Asset Value of $67,394,957 at December 31, 1997. The Fund's 1998 subscriptions and redemptions totaled $1,335,740 and $14,977,792, respectively. For the year ended December 31, 1998, the Fund had revenues consisting of $33,752,690 in realized gains, $3,743,870 in unrealized losses and $3,618,242 in interest income. For that same year, the Fund had expenses consisting of $12,437,404 in brokerage commissions, $2,320,273 in management fees, $6,599,903 in incentive fees, $646,232 in General Partner's administrative fees and $100,025 in other expenses. This resulted in the Fund having net income of $11,523,225. The Fund's trading gains in 1998 were primarily realized in global interest rates and global stock indices. The Net Asset Value Per Unit at December 31, 1998 increased 18.88% from $14,356.76 at December 31, 1997 to $17,067.65 at December 31, 1998.

As of December 31, 1997, the Net Asset Value of the Fund was $67,394,957, a decrease of approximately 39.30% from its Net Asset Value of $111,030,275 at December 31, 1996. The Fund's 1997 subscriptions and redemptions totaled $1,699,251 and $41,633,972, respectively. For the year ended December 31, 1997, the Fund had revenues consisting of $9,630,415 in realized trading gains, $3,796,105 in unrealized trading gains and $4,981,422 in interest income. For that same year, the Fund had expenses consisting of $16,884,257 in brokerage commissions, $2,720,907 in management fees, $1,417,050 in incentive fees, $949,121 in General Partner's administrative fees and $137,204 in other expenses. This resulted in the Fund having net losses of $3,700,597. The Fund's trading losses in 1997 were primarily realized in U.S. stock indices, tropicals, meats and grains. The Net Asset Value Per Unit at December 31, 1997 decreased 2.10% from $14,664.91 at December 31, 1996 to $14,356.76 at December 31, 1997.

Past performance is not indicative of future results. As a result, any recent increases in realized or unrealized trading losses may have no bearing on any results that may be obtained in the future.

To enhance the foregoing comparison of results of operations from year to year, readers of the Annual Report should examine the Statements of Financial Condition and Operations for the years discussed above, which are included herein.

Liquidity. Although there is no public market for the Units, a Limited Partner may redeem his Units in the Fund as of any month-end occurring six months or more after such investment was made.

With respect to the Fund's trading, in general, the Fund's advisors will trade only commodity interests that have sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity interest.

The Partnership's trading may also be impacted by the various conflicts of interest among the Fund and Kenmar, the advisors and the commodity brokers. See "Item 1. Business - Conflicts of Interest".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Performance Not Necessarily Indicative of Future Results. The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projects, the inclusion of the quantification included in this Item 7A should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Standard of Materiality. Materiality as used in this Item 7A, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Fund's market sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements. The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Fund's risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of November 30, 1999 and December 31, 1998. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of November 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $44 million and $65 million respectively.


                                                               DECEMBER 31, 1998
                                                               -----------------
                     AVERAGE 1999                                                    % OF
                  QUARTERLY GAIN (LOSS)                                              TOTAL
 MARKET SECTOR        FROM TRADING          NOVEMBER 30, 1999*    VALUE AT RISK  CAPITALIZATION
---------------   --------------------      -----------------     -------------  --------------
Interest Rates       $(2,210,000)            7,300,000   16.6%     $ 6,900,000        10.6%
Currencies                42,000             7,100,000   16.2%       2,300,000         3.5%
Stock Indices         (1,107,000)            1,400,000    3.3%       2,000,000         3.1%
Metals                  (284,000)              700,000    1.7%         700,000         1.1%
Commodities           (1,251,000)            1,800,000    4.1%       1,700,000         2.6%
Energy                   970,000             1,800,000    4.1%         700,000         1.1%
                     -----------                                   -----------        ----
   Total             $(3,840,000)           20,100,000   46.0%     $14,300,000        22.0%
                     ===========

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 1%% of contract face value), as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions--unusual, but historically recurring from time to time--could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table--as well as the past performance of the Fund--give no indication of this "risk of ruin".

NON-TRADING RISK

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

---------------

*Value at Risk as of December 31, 1999 was $0 due to the full liquidation of all positions. November 30, 1999 is being used for a better indication of a typical portfolio.

    As of December 31, 1999, the Fund held the following fixed-income securities in its portfolio:


 FACE VALUE   DESCRIPTION                                                          VALUE
------------  -----------                                                       -----------
              U.S. GOVERNMENT OBLIGATIONS
              ---------------------------

$ 3,500,000   United States Treasury Notes, 5.5%,  8/31/2000                    $ 3,524,238
  4,000,000   United States Treasury Notes, 5.875%, 11/30/2001                    3,993,987
                                                                                -----------

              TOTAL U.S. GOVERNMENT OBLIGATIONS
              (COST, INCLUDING ACCRUED INTEREST, - $7,557,743)                    7,518,225
                                                                                -----------

              FEDERAL AGENCY OBLIGATIONS
              --------------------------

  2,400,000   Federal Home Loan Mortgage Corporation, 5.75%, 7/15/2003            2,386,953
    935,139   Federal Home Loan Mortgage Corporation Gold 7-Year Balloon,
              6.00%, 8/1/2000                                                       935,093
  3,515,000   Federal National Mortgage Association Bond, 6.375%, 1/16/2002       3,603,292
                                                                                -----------

              TOTAL FEDERAL AGENCY OBLIGATIONS
              (COST, INCLUDING ACCRUED INTEREST, - $7,100,889)                    6,925,338
                                                                                -----------

              TOTAL FIXED INCOME SECURITIES
              (COST, INCLUDING ACCRUED INTEREST, - $14,658,632)                 $14,443,563
                                                                                ===========


QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund's market risk exposures--except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures--constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Kenmar and the advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially, that any such strategies will be effective in either the short- or long-term, or that investors will not lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of November 30, 1999, by market sector.

INTEREST RATES. Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Fund's profitability.

 The Fund's primary interest rate exposure is to interest rate fluctuations in the United Stated and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations--e.g., New Zealand and Australia. Kenmar anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. This is consistent with the Fund's exposure as of December 31, 1998.

CURRENCIES. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Fund trades in a large number of currencies, including the Euro. Kenmar does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The risk profile for the Fund has changed compared to 1998 when the Euro was not traded.

STOCK INDICES. The Fund's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of November 30, 1999, the Fund's primary exposure was in the S&P 500. Kenmar anticipates little, if any, trading in non G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

METALS. The Fund's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much less extent, platinum). Kenmar anticipates that gold and silver will remain the primary metals market exposure for the Fund. This is consistent with the Fund's exposure as of December 31, 1998.

COMMODITIES. The Fund's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, soybean and sugar accounted for the substantial bulk of the Fund's commodities exposure as of November 30, 1999. Kenmar anticipates that the advisors will maintain an emphasis on grains and tropicals, in which the fund has historically taken its largest positions. This is consistent with the Fund's exposure as of December 31, 1998.

ENERGY. The Fund's primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Natural gas, unleaded gas and crude oil accounted for the substantial bulk of the Fund's energy exposure as of November 30, 1999. The Fund's exposure is similar to its December 31, 1998 positions.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

The following were the only non-trading risk exposures of the Fund as of November 30, 1999.

FOREIGN CURRENCY BALANCES. The Fund's primary foreign currency balances are in Japanese yen, Canadian dollars, Australian dollars, British pounds and Swiss francs. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars.

SECURITIES POSITIONS. The Fund's only market exposure in instruments held other than for trading is in its securities portfolio. The Fund holds only cash, interest-bearing money-market accounts, short-term Treasury bills and intermediate Treasury and Agency securities with durations generally less than 3 years. Violent fluctuations in prevailing interest rates could cause interim mark-to-market losses on the Fund's securities, although substantially all of these instruments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Fund and the advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. At the Fund-wide level, Kenmar attempts to manage market exposure by (i) diversifying the Fund's assets among different advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Fund's actual market exposures on a daily basis. At the advisor level, each advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, advisors will limit the market exposure of their Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

Certain advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Kenmar controls the risk of the Fund's non-trading instruments (interest-bearing securities held for cash management purposes)--the only Partnership investments, as opposed to advisor selections, directed by Kenmar--limiting the duration of such instruments to no more than one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Fund's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-9 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Kenmar, Kenmar Advisory Corp., is the sole general partner of the Fund. Kenmar, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of Kenmar currently are as follows:

MR. KENNETH A. SHEWER, age 47, has been the Chairman and a director of Kenmar since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

MR. MARC S. GOODMAN, age 52, has been the President and a director of Kenmar since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

MS. ESTHER ECKERLING GOODMAN, age 48, has been the Senior Executive Vice President of Kenmar since March 1991 and has also served as Chief Operating Officer of Kenmar since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

MR. ROBERT L. CRUIKSHANK, age 64, joined Kenmar as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100
(OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

Each director of Kenmar serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of Kenmar are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of Kenmar.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Kenmar and the directors of Kenmar to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

ITEM 11.  EXECUTIVE COMPENSATION

The Fund has no directors or executive officers. As a limited partnership, the business of the Fund is managed by its General Partner, which is responsible for the administration of the business affairs of the Fund and receives the compensation described in Item 1 hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Fund has no directors or officers. The Fund delegates all management of the Fund's affairs to Kenmar. As of March 15, 2000, Kenmar owned approximately
53.5807 units of general partnership interests, representing a 2.3% investment in the Fund. Kenmar is indirectly and equally owned by Messrs. Shewer and Goodman.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kenmar, Kenmar Advisory Corp., is the sole general partner of the Fund and manages and conducts the business of the Fund. The partnership agreement provides that Kenmar may be compensated in such form(s) and in such amount as Kenmar, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate Kenmar for its management and operations of the Fund, its management and monitoring of the portfolio of the advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Fund, the Fund currently pays Kenmar an administrative fee. For the year ending December 31, 1999, Kenmar received $0 in management fees and $617,880 in administrative fees. For the year ending December 31, 1998, Kenmar received $0 in management fees and $646,232 administrative fees. For the year ending December 31, 1997, Kenmar received $0 in management fees and $949,121 in administrative fees. In addition, Kenmar receives from the commodity brokers a portion of the brokerage commissions paid by the Fund to the commodity brokers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         1. The following financial statements of the Fund, with the independent auditor's report, are filed as part of this Form 10-K:

            Independent Auditor's Report Statements of Financial Condition as of December 31, 1999 and 1998 Schedule of Securities as of December 31, 1999 Statements of Operations For the Years Ended December 31, 1999, 1998 and 1997 Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 1999, 1998 and 1997 Notes to Financial Statements

         2. All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this Report or incorporated by reference as set forth below:


NUMBER       EXHIBIT
------       -------

3.1*         Certificate of Limited Partnership for Kenmar Performance Partners
             L.P.

3.2* Second Restatement of the Limited partnership agreement of Kenmar Performance Partners L.P., as amended.

10.1*        Customer Agreement between the Fund and Refco, Inc.

10.2*        Form of Advisory Agreement between Kenmar and the Advisor.

10.3** Master Agreement between the Fund and ING Derivatives, Ltd., dated as of March 22, 1995.

10.4*** Commodity Customer Agreement between the Fund and Internationale Nederlanden (U.S.) Derivatives Clearing, Inc.

10.5*** Netting Agreement and Customer Agreement between the Fund and Refco Capital Markets Ltd.

27.1         Financial Data Schedule.


-------------------

* Incorporated herein by reference to the Fund's Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 29, 1994.

** Incorporated herein by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Incorporated herein by reference to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(b) Reports on Form 8-K:

The Fund did not file any reports on Form 8-K during the fourth quarter of 1999.

                        KENMAR PERFORMANCE PARTNERS L.P.




                                -----------------
                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGES
                                                                            -----
Independent Auditor's Report                                                F-1

Financial Statements

    Statements of Financial Condition
       December 31, 1999 and 1998                                           F-2

    Schedule of Securities
       December 31, 1999                                                    F-3

    Statements of Operations For the Years
       Ended December 31, 1999, 1998 and 1997                               F-4

    Statements of Changes in Partners' Capital (Net Asset Value)
       For the Years Ended December 31, 1999, 1998 and 1997                 F-5

    Notes to Financial Statements                                     F-6 - F-9

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 1999 and 1998, including the December 31, 1999 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 1999 and 1998, and the results of its operations and the changes in its net asset values for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.





/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
February 17, 2000

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998
                                -----------------



                                                             1999            1998
                                                             ----            ----
ASSETS
    Equity in broker trading accounts
       Cash                                              $  4,036,550   $ 15,308,018
       Net option premiums (received)                               0       (903,236)
       Unrealized gain on open contracts                       61,122      2,683,294
                                                         ------------   ------------

              Deposits with brokers                         4,097,672     17,088,076

    Cash and cash equivalents                              19,355,234      5,150,036
    Fixed income securities (cost, including accrued
       interest, - $14,658,632 and $44,688,456)            14,443,563     44,722,669
    Subscriptions receivable                                   16,880              0
                                                         ------------   ------------

              Total assets                               $ 37,913,349   $ 66,960,781
                                                         ============   ============

LIABILITIES
    Accounts payable                                     $     19,710   $     55,082
    Commissions and other trading fees
       on open contracts                                        5,895        433,602
    Management fees                                           132,919        199,471
    Incentive fees                                                  0        537,584
    Redemptions payable                                     2,065,947        458,912
                                                         ------------   ------------

              Total liabilities                             2,224,471      1,684,651
                                                         ------------   ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 53.5807 units outstanding at
       December 31, 1999 and 1998                             630,670        914,497
    Limited Partners - 2,978.4899 and 3,770.9723 units
       outstanding at December 31, 1999 and 1998           35,058,208     64,361,633
                                                         ------------   ------------

              Total partners' capital
                 (Net Asset Value)                         35,688,878     65,276,130
                                                         ------------   ------------

                                                         $ 37,913,349   $ 66,960,781
                                                         ============   ============





                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                                December 31, 1999
                               -----------------


FIXED INCOME SECURITIES (40.5%) *


      Face Value           Description                                                          Value
      ----------           -----------                                                          -----
                           U.S. GOVERNMENT OBLIGATIONS (21.1%)

        3,500,000          United States Treasury Notes, 5.5%, 8/31/2001                      $ 3,524,238
        4,000,000          United States Treasury Notes, 5.875%, 11/30/2001                     3,993,987
                                                                                              -----------

                           TOTAL U.S. GOVERNMENT OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $7,557,743)                 7,518,225
                                                                                              -----------

                           FEDERAL AGENCY OBLIGATIONS (19.4%)

        2,400,000          Federal Home Loan Mortgage Corporation, 5.75%, 7/15/2003             2,386,953
          935,139          Federal Home Loan Mortgage Corporation Gold 7-Year Balloon,
                               6.00%, 8/1/2000                                                    935,093
        3,515,000          Federal National Mortgage Association Bond, 6.375%, 1/16/2002        3,603,292
                                                                                              -----------

                           TOTAL FEDERAL AGENCY OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $7,100,889)                 6,925,338
                                                                                              -----------

                           TOTAL FIXED INCOME SECURITIES
                               (COST, INCLUDING ACCRUED INTEREST, - $14,658,632)              $14,443,563
                                                                                              ===========


   * Percent of December 31, 1999 Net Asset Value is shown for each category.















                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997
                             ----------------------

                                                        1999          1998              1997
                                                        ----          ----              ----
INCOME
    Commodity trading gains (losses)
       Realized                                    $ (3,759,349)   $ 33,490,318    $  9,871,120
       Change in unrealized                          (2,622,172)     (3,553,583)      3,551,743
                                                   ------------    ------------    ------------

              Gain (loss) from commodity trading     (6,381,521)     29,936,735      13,422,863
                                                   ------------    ------------    ------------

    Fixed income securities gains (losses)
       Realized                                        (701,954)        262,372        (240,705)
       Change in unrealized                            (249,282)       (190,287)        244,362
                                                   ------------    ------------    ------------

              Gain (loss) from fixed income
                 securities                            (951,236)         72,085           3,657
                                                   ------------    ------------    ------------

    Interest income                                   2,603,113       3,618,242       4,981,422
                                                   ------------    ------------    ------------

              Total income (loss)                    (4,729,644)     33,627,062      18,407,942
                                                   ------------    ------------    ------------

EXPENSES
    Brokerage commissions                             9,129,970      12,437,404      16,884,257
    Management fees                                   2,114,161       2,320,273       2,720,907
    Incentive fees                                      853,963       6,599,903       1,417,050
    General Partner administrative fee for
       operating expenses                               617,880         646,232         949,121
    Cash management service charge                       50,167          77,793         104,573
    Legal expenses                                       47,339          22,232          32,631
                                                   ------------    ------------    ------------

              Total expenses                         12,813,480      22,103,837      22,108,539
                                                   ------------    ------------    ------------

              NET INCOME (LOSS)                    $(17,543,124)   $ 11,523,225    $ (3,700,597)
                                                   ============    ============    ============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the year)             $  (4,950.97)   $   2,734.83    $    (566.93)
                                                   ============    ============    ============

INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                 $  (5,297.19)   $   2,710.89    $    (308.15)
                                                   ============    ============    ============




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1999, 1998 and 1997
                            -----------------------


                                                                      Partners' Capital
                                  ---------------------------------------------------------------------------------------
                                           General                      Limited                         Total
                                  -----------------------     ---------------------------     ---------------------------
                                     Units         Amount        Units           Amount         Units           Amount
                                     -----         ------        -----           ------         -----           ------
Balances at
    December 31, 1996               53.5807      $ 785,756    7,517.5721     $110,244,519     7,571.1528     $111,030,275

Net (loss) for the year
    ended December 31, 1997                        (16,511)                    (3,684,086)                     (3,700,597)
Additions                            0.0000              0      120.4929        1,699,251       120.4929        1,699,251
Redemptions                          0.0000              0   (2,997.3445)     (41,633,972)   (2,997.3445)     (41,633,972)
                                  ------------------------  ------------   --------------   ------------   --------------

Balances at
    December 31, 1997               53.5807        769,245    4,640.7205       66,625,712     4,694.3012       67,394,957

Net income for the year
    ended December 31, 1998                        145,252                     11,377,973                      11,523,225
Additions                            0.0000              0       82.5487        1,335,740        82.5487        1,335,740
Redemptions                          0.0000              0     (952.2969)     (14,977,792)     (952.2969)     (14,977,792)
                                  ------------------------  ------------   --------------   ------------   --------------

Balances at
    December 31, 1998               53.5807        914,497    3,770.9723       64,361,633     3,824.5530       65,276,130

Net (loss) for the year
    ended December 31, 1999                       (283,827)                   (17,259,297)                    (17,543,124)
Additions                            0.0000              0      120.8024        1,923,122       120.8024        1,923,122
Redemptions                          0.0000              0     (913.2848)     (13,967,250)     (913.2848)     (13,967,250)
                                  ------------------------  ------------   --------------   ------------   --------------

Balances at
    December 31, 1999               53.5807      $ 630,670    2,978.4899    $  35,058,208     3,032.0706    $  35,688,878
                                   ========      =========   ===========    =============    ===========    =============

                                                                      Net Asset Value Per Unit
                                                           --------------------------------------------------
                                                                              December 31,
                                                              1999                1998                1997
                                                              ----                ----                ----

                                                           $11,770.46          $17,067.65          $14,356.76
                                                           ==========          ==========          ==========







                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            -----------------------


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   General Description of the Partnership

               Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures, options and forward contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (FCMs) and interbank market makers (collectively, "brokers") through which the Partnership trades.

               The Partnership is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 (the Act). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act.

           B.  Method of Reporting

               The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management.

           C.  Commodities

               Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

                               ------------------


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

           Commencing May 1998, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, during 1999 and 1998, amounted to $263,639 and $145,460, respectively.

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in the advisory agreements) and quarterly incentive fees of 15% to 25% of the profit subject to incentive fee (as defined in the advisory agreements).

Note 4.    DEPOSITS WITH BROKERS

           The Partnership deposits cash with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              --------------------


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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $8,733, $15,478 and $14,991 in 1999, 1998 and 1997, respectively.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               ------------------


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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts and long and short options at market value. The average fair value of derivatives during 1999, 1998 and 1997, was approximately $3,300,000, $3,550,000 and $6,240,000, respectively, and the related fair values as of December 31, 1999 and 1998, are approximately $61,000 and $1,780,000, respectively.

           Net trading results from derivatives for the years ended December 31, 1999, 1998 and 1997, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

           At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                                                            1999                                     1998
                                                            ----                                     ----
                                               Contracts to       Contracts to         Contracts to       Contracts to
                                                 Purchase             Sell               Purchase             Sell
                                                 --------             ----               --------             ----
               Derivatives (excluding
                   purchased options)            $14,000,000       $14,100,000        $1,165,100,000        $803,800,000
               Purchased options                           0                 0             1,600,000           6,600,000


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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                           KENMAR PERFORMANCE PARTNERS L.P.

                                           By: Kenmar Advisory Corp.,
                                               general partner


                                           By: /s/ KENNETH A. SHEWER
                                                   Kenneth A. Shewer
                                                   Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.

                                           KENMAR PERFORMANCE PARTNERS L.P.

                                           By: Kenmar Advisory Corp.,
                                               general partner

                                           By: /s/ KENNETH A. SHEWER
                                           Kenneth A. Shewer
                                           Chairman and Director
                                           (Principal Executive Officer)

                                           By: /s/ MARC S. GOODMAN
                                           Marc S. Goodman President
                                           and Director

                                           By: /s/ THOMAS J. DIVUOLO
                                           Thomas J. DiVuolo
                                           Senior Vice President
                                           (Principal Financial and Accounting
                                           Officer for the Fund)

                                INDEX TO EXHIBITS

           EXHIBIT
            NUMBER          DESCRIPTION
            ------          -----------
              27            Financial Data Schedule.