Form 10-Q
period 2000-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 2000-05-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
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

                        KENMAR PERFORMANCE PARTNERS L.P.
                          QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Statements of Financial Condition as of
                 March 31, 2000 (unaudited) and December 31, 1999
                 (audited)                                                  3


                 Statements of Operations for the Three Months Ended
                 March 31, 2000 (unaudited) and 1999 (unaudited)            4


                 Statements of Changes in Partners' Capital
                 (Net Asset Value) for the Three Months Ended
                 March 31, 2000 (unaudited) and 1999 (unaudited)            5

                 Notes to Financial Statements                            6-9

  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10-12

  Item 3.        Quantitative and Qualitative Disclosures
                 About Market Risk                                         12


PART II - OTHER INFORMATION

  Item 2.        Changes in Securities and Use of Proceeds                 13

  Item 6.        Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                 14

                        KENMAR PERFORMANCE PARTNERS L.P.

                              FINANCIAL STATEMENTS

                                 March 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)

                                                             March 31,       December 31,
                                                               2000              1999
                                                           ------------      ------------
ASSETS
   Equity in broker trading accounts
   Cash                                                    $ 10,600,528      $  4,036,550
   Net option premiums (received)                              (515,486)                0
   Unrealized gain on open contracts                            614,592            61,122
                                                           ------------      ------------

   Deposits with brokers                                     10,699,634         4,097,672

   Cash and cash equivalents                                  4,551,073        19,355,234
   Fixed income securities (cost, including accrued
   interest, - $10,523,377 and $14,658,632)                  10,429,953        14,443,563
   Subscriptions receivable                                           0            16,880
   Due from affiliate                                            50,000                 0
                                                           ------------      ------------

   Total assets                                            $ 25,730,660      $ 37,913,349
                                                           ============      ============

LIABILITIES
   Accounts payable                                        $     20,918      $     19,710
   Commissions and other trading fees
   on open contracts                                            151,281             5,895
   Management fees                                              105,270           132,919
   Incentive fees                                                68,555                 0
   Redemptions payable                                          823,858         2,065,947
                                                           ------------      ------------

   Total liabilities                                          1,169,882         2,224,471
                                                           ============      ============

PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner - 53.5807 units outstanding at
   March 31, 2000 and December 31, 1999                         583,424           630,670
   Limited Partners - 2,202.0401 and 2,978.4899 units
   outstanding at March 31, 2000 and December 31, 1999       23,977,354        35,058,208
                                                           ------------      ------------

   Total partners' capital
   (Net Asset Value)                                         24,560,778        35,688,878
                                                           ------------      ------------

                                                           $ 25,730,660      $ 37,913,349
                                                           ============      ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                       2000             1999
                                                   -----------      -----------

INCOME
   Commodity trading gains (losses)
   Realized                                        $ 1,576,506      $  (602,532)
   Change in unrealized                                553,470       (1,156,377)
                                                   -----------      -----------

   Gain (loss) from commodity trading                2,129,976       (1,758,909)
                                                   -----------      -----------

   Fixed income securities gains (losses)
   Realized                                           (193,817)        (306,600)
   Change in unrealized                                121,645         (182,905)
                                                   -----------      -----------

   (Loss) from fixed income securities                 (72,172)        (489,505)

   Interest income                                     482,938          822,930
                                                   -----------      -----------

   Total income (loss)                               2,540,742       (1,425,484)
                                                   -----------      -----------

EXPENSES
   Brokerage commissions                             2,301,656        2,661,704
   Management fees                                     361,346          574,231
   Incentive fees                                       68,555          114,491
   General Partner administrative fee for
   operating expenses                                   95,732          180,563
   Cash management service charge                       10,500            7,000
   Legal expenses                                        1,761            6,326
                                                   -----------      -----------

   Total expenses                                    2,839,550        3,544,315
                                                   -----------      -----------

   NET (LOSS)                                      $  (298,808)     $(4,969,799)
                                                   ===========      ===========
NET (LOSS) PER UNIT
   (based on weighted average number of
   units outstanding during the period)            $   (114.75)     $ (1,307.00)
                                                   ===========      ===========

(DECREASE) IN NET ASSET
   VALUE PER UNIT                                  $   (881.76)     $ (1,314.98)
                                                   ===========      ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

Partners' Capital

                                                   General                   Limited                         Total
                                              Units      Amount        Units         Amount          Units          Amount
                                             -------   ---------     ----------   ------------     ----------    ------------
Three Months Ended March 31, 2000
---------------------------------

Balances At December 31, 1999                53.5807   $ 630,670     2,978.4899   $ 35,058,208     3,032.0706    $ 35,688,878
Net (loss) for the three months
    ended March 31, 2000                                 (47,246)                     (251,562)                      (298,808)
Additions                                     0.0000           0         4.5920         50,000         4.5920          50,000
Redemptions                                   0.0000           0      (781.0418)   (10,879,292)     (781.0418)    (10,879,292)
                                             -------   ---------     ----------   ------------     ----------    ------------

Balances at March 31, 2000                   53.5807   $ 583,424     2,202.0401   $ 23,977,354     2,255.6208    $ 24,560,778
                                             =======   =========     ==========   ============     ==========    ============

Three Months Ended March 31, 1999
---------------------------------

Balances At December 31, 1998                53.5807   $ 914,497     3,770.9723   $ 64,361,633     3,824.5530    $ 65,276,130
Net (loss) for the three months
    ended March 31, 1999                                 (70,458)                   (4,899,341)                    (4,969,799)
Additions                                     0.0000           0        27.1366        461,226        27.1366         461,226
Redemptions                                   0.0000           0      (133.1461)    (2,190,559)     (133.1461)     (2,190,559)
                                             -------   ---------     ----------   ------------     ----------    ------------

Balances at March 31, 1999                   53.5807   $ 844,039     3,664.9628   $ 57,732,959     3,718.5435    $ 58,576,998
                                             =======   =========     ==========   ============     ==========    ============

NET ASSET VALUE PER UNIT

                                      March 31,         December 31,        March 31,       December 31,
                                        2000                1999              1999              1998
                                     $10,888.70          $11,770.46        $15,752.67        $17,067.65
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

         During the three months ended March 31, 1999, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it received for managing the Partnership. Such rebates were made by issuing additional units and amounted to $89,402 for the three months ended March 31, 1999. No such rebates to multi-million dollar investors occurred during the three months ended March 31, 2000.

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

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $0 and $4,058 for the three months ended March 31, 2000 and 1999, respectively.

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

Note 8.  INTERIM FINANCIAL STATEMENTS

     The statement of financial condition as of March 31, 2000, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month period ended March 31, 2000 and 1999.

As of March 31, 2000, the Net Asset Value of the Partnership was $24,560,778, a decrease of approximately (31.18%) from its Net Asset Value of $35,688,878 at December 31, 1999. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2000 totaled $50,000 and $10,879,292, respectively. For the quarter ended March 31, 2000, the Partnership had revenues comprised of $1,382,689 in realized gains, $675,115 in change in unrealized gains and $482,938 in interest income compared to revenues comprised of ($909,132) in realized losses, ($1,339,282) in change in unrealized losses and $822,930 in interest income for the same period in 1999. The total income for the first quarter of 2000 increased by $3,966,226 from the same period in 1999, while total expenses decreased by $704,765 between these periods. The Net Asset Value per Unit decreased (7.49%) from $11,770.46 at December 31, 1999 to $10,888.70 at March 31, 2000. Approximately 55% of the Partnership's net losses during the three months ended March 31, 2000 were attributable to financials and 35% to energy.

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

Safe Harbor Statement. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2000, in the sources of the Partnership's exposure to market risk.

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

During the first quarter of 2000, 4.5919 Units were sold for a total of $50,000.


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


                           KENMAR PERFORMANCE PARTNERS L.P.

                           By: Kenmar Advisory Corp., general partner

Dated: May 15, 2000        By: /s/ Robert L.  Cruikshank
                              -----------------------------------
                           Robert L. Cruikshank
                           Executive Vice President
                           (Duly Authorized Officer of the General Partner)


Dated: May 15, 2000        By: /s/ Thomas J. DiVuolo
                              -----------------------------------
                           Thomas J. DiVuolo
                           Senior Vice President (Principal Financial
                           and Accounting Officer of the Registrant)

                                 EXHIBIT INDEX


EXHIBIT NUMBER              DESCRIPTION
--------------              -----------

 Ex 27                      FINANCIAL DATA SCHEDULE