Form 10-Q
period 2000-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 2000-08-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
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

                        KENMAR PERFORMANCE PARTNERS L.P.
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Financial Condition as of June 30, 2000
            (unaudited) and December 31, 1999 (audited)                       3

            Schedules of Securities as of June 30, 2000 (unaudited)           4

            Statements of Operations for the Three Months and Six Months
            Ended June 30, 2000 (unaudited) and 1999 (unaudited)              5

            Statements of Changes in Partners' Capital (Net Asset Value)
            for the Six Months Ended June 30, 2000
            (unaudited) and 1999 (unaudited)                                  6

            Notes to Financial Statements (unaudited)                      7-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11-13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       13


PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        14

Item 6.     Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                   15

                        KENMAR PERFORMANCE PARTNERS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

                                  ------------

                                                 June 30,        December 31,
                                                   2000               1999
                                               -------------     -------------
ASSETS
  Equity in broker trading accounts
    Cash                                       $   9,346,259     $   4,036,550
    Net option premiums paid                         263,585                 0
    Unrealized gain on open contracts                 25,299            61,122
                                               -------------     -------------
            Deposits with brokers                  9,635,143         4,097,672

    Cash and cash equivalents                      4,132,843        19,355,234
    Fixed income securities (cost, including
      accrued interest, - $3,542,917 and
      $14,658,632)                                 3,548,338        14,443,563
    Subscriptions receivable                               0            16,880
                                               -------------     -------------
            Total assets                       $  17,316,324     $  37,913,349
                                               =============     =============

LIABILITIES
  Accounts payable                             $      29,318     $      19,710
  Commissions and other trading fees on
    open contracts                                    68,766             5,895
  Management fees                                     89,226           132,919
  Incentive fees                                     184,784                 0
  Due to affiliate                                 1,000,000                 0
  Redemptions payable                                582,877         2,065,947
                                               -------------     -------------
            Total liabilities                      1,954,971         2,224,471
                                               -------------     -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 53.5807 units outstanding
    at June 30, 2000 and December 31, 1999           406,755           630,670
  Limited Partners - 1,969.9268 and 2,978.4899
    units outstanding at June 30, 2000 and
    December 31, 1999                             14,954,598        35,058,208
                                               -------------     -------------
            Total partners' capital
              (Net Asset Value)                   15,361,353        35,688,878
                                               -------------     -------------
                                               $  17,316,324     $  37,913,349
                                               =============     =============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                                 June 30, 2000
                                  (Unaudited)

                                  ------------

FIXED INCOME SECURITIES - 23.1%*

Face Value    Description                                             Value
----------    ----------------------                                  ------

              U.S. GOVERNMENT OBLIGATIONS - 17.7%*

1,500,000     United States Treasury Notes, 5.75%, 8/15/2003     $   1,507,982
  700,000     United States Treasury Notes, 6.25%, 10/31/2001          705,046
  500,000     United States Treasury Notes, 5.875%, 11/30/2001         498,474
                                                                 -------------

              TOTAL U.S. GOVERNMENT OBLIGATIONS
                (COST, INCLUDING ACCRUED INTEREST, - $2,704,793)     2,711,502
                                                                 -------------

              FEDERAL AGENCY OBLIGATIONS - 5.4%*

  400,000     Federal Home Loan Bank, 4.875%, 1/22/2002                396,562
  438,957     Federal Home Loan Mortgage Corporation Gold
              7-Year Balloon, 6.00%, 8/1/2000                          440,274
                                                                 -------------

              TOTAL FEDERAL AGENCY OBLIGATIONS
                (COST, INCLUDING ACCRUED INTEREST, - $838,124)         836,836
                                                                 -------------

              TOTAL FIXED INCOME SECURITIES
                (COST, INCLUDING ACCRUED INTEREST, - $3,542,917) $   3,548,338
                                                                ==============

* PERCENT OF JUNE 30, 2000 NET ASSET VALUE IS SHOWN FOR EACH CATEGORY.




                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2000 and 1999 and
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                  ------------

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                          2000            1999           2000             1999
                                     -------------   -------------   -------------   --------------
INCOME
  Commodity trading gains (losses)
    Realized                         $  (4,063,400)  $   9,295,474   $  (2,486,894)  $    8,692,942
    Change in unrealized                  (589,293)      3,340,211         (35,823)       2,183,834
                                     -------------   -------------   -------------   --------------
            Gain (loss) from
              commodity trading         (4,652,693)     12,635,685      (2,522,717)      10,876,776
                                     -------------   -------------   -------------   --------------
  Fixed income securities gains (losses)
    Realized                              (107,389)       (218,493)       (301,206)        (525,093)
    Change in unrealized                    98,845         (25,782)        220,490         (208,687)
                                     -------------   -------------   -------------   --------------
            (Loss) from fixed income
              securities                    (8,544)       (244,275)        (80,716)        (733,780)
                                     -------------   -------------   -------------   --------------

  Interest income                          286,457         618,541         769,395        1,441,471
                                     -------------   -------------   -------------   --------------
            Total income (loss)         (4,374,780)     13,009,951      (1,834,038)      11,584,467
                                     -------------   -------------   -------------   --------------


EXPENSES
  Brokerage commissions                  2,206,828       2,596,424       4,508,484        5,258,128
  Management fees                          287,112         568,992         648,458        1,143,223
  Incentive fees                           184,784         717,514         253,339          832,005
  General Partner administrative fee
    for operating expenses                  66,101         153,491         161,833          334,054
  Cash management service charge            18,333          15,000          28,833           22,000
  Legal expenses                            13,269           4,369          15,030           10,695
                                     -------------   -------------   -------------   --------------
            Total expenses               2,776,427       4,055,790       5,615,977        7,600,105
                                     -------------   -------------   -------------   --------------

            NET INCOME (LOSS)        $  (7,151,207)  $   8,954,161   $  (7,450,015)  $    3,984,362
                                     =============   =============   =============   ==============
NET INCOME (LOSS) PER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                            $   (3,255.65)  $    2,453.98   $   (3,103.87)  $     1,069.45
                                     =============   =============   =============   ==============
INCREASE (DECREASE) IN NET
  ASSET VALUE PER UNIT               $   (3,297.25)  $    2,468.86   $   (4,179.01)  $     1,153.88
                                     =============   =============   =============   ==============



                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                  ------------

                                                                      PARTNERS' CAPITAL
                                      -----------------------------------------------------------------------------------
                                            GENERAL                     LIMITED                        TOTAL
                                      -------------------    ----------------------------    ----------------------------
                                       UNITS      AMOUNT         UNITS          AMOUNT          UNITS           AMOUNT
Six Months Ended June 30, 2000
------------------------------
Balances at December 31, 1999         53.5807  $  630,670     2,978.4899    $  35,058,208     3,032.0706    $  35,688,878
Net (loss) for six months
  ended June 30, 2000                            (223,915)                     (7,226,100)                    (7,450,015)
Additions                              0.0000           0         4.5920           50,000         4.5920           50,000
Redemptions                            0.0000           0    (1,013.1551)     (12,927,510)   (1,013.1551)     (12,927,510)
                                      -----------------------------------------------------------------------------------
Balances at June 30, 2000             53.5807  $  406,755     1,969.9268    $  14,954,598     2,023.5075    $  15,361,353
                                      ===================================================================================

Six Months Ended June 30, 1999
------------------------------

Balances at December 31, 1998         53.5807  $  914,497     3,770.9723    $  64,361,633     3,824.5530    $  65,276,130
Net income for the six months
  ended June 30, 1999                              61,825                       3,922,537                       3,984,362
Additions                              0.0000           0        62.4056        1,060,903        62.4056        1,060,903
Redemptions                            0.0000           0      (397.4314)      (6,736,874)     (397.4314)      (6,736,874)
                                      -----------------------------------------------------------------------------------
Balances at June 30, 1999             53.5807  $  976,322     3,435.9465    $  62,608,199     3,489.5272    $  63,584,521
                                      ===================================================================================

                                                       NET ASSET VALUE PER UNIT
                                      ------------------------------------------------------
                                      June 30,     December 31,     June 30,     December 31,
                                        2000           1999           1999          1998
                                      $ 7,591.45    $11,770.46    $ 18,221.53    $ 17,067.65
                                      ======================================================


                             See accompanying notes

                        KENMAR PERFORMANCE PARTNER L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  ------------


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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ------------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ----------------------------------------------------------------------

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

        During the six months ended June 30, 1999, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it received for managing the Partnership. Such rebates were made by issuing additional units and amounted to $148,407 for the six months ended June 30, 1999. No such rebates to multi-million dollar investors occurred during the six months ended June 30, 2000.

        On June 5, 2000, the Fund received $1,000,000 in error from an affiliate. Such amount was returned to the affiliate on July 13, 2000 and is reflected in the June 30, 2000 statement of financial condition as due to affiliate.

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

                                  ------------


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

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
        --------------------------------------------

        Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $0 and $7,808 for the six months ended June 30, 2000 and 1999, respectively.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ------------


Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
        ------------------------------------------------


        The Partnership has a substantial portion of its assets on deposit with brokers and dealers in securities and other financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions.


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

Note 8. INTERIM FINANCIAL STATEMENTS
        -----------------------------

        The statement of financial condition as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 2000 and 1999.

As of June 30, 2000, the Net Asset Value of the Partnership was $15,361,353 a decrease of approximately 37.45% from its Net Asset Value of $24,560,778 at March 31, 2000. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2000 totaled $0 and $2,048,218, respectively. For the quarter ended June 30, 2000, the Partnership had revenues comprised of $(4,170,789) in realized losses, $(490,448) in change in unrealized losses and $286,457 in interest income compared to revenues comprised of $9,076,981 in realized gains, $3,314,429 in change in unrealized gains and $618,541 in interest income for the same period in 1999. The total income for the second quarter of 2000 decreased by $17,384,731 from the same period in 1999, while total expenses decreased by $1,279,363 between these periods. The Net Asset Value per Unit at June 30, 2000 decreased 30.28% from $10,888.70 at March 31, 2000 to $7,591.45 at June 30,
2000.

The Net Asset Value of the Partnership decreased $20,327,525, or 56.96% from December 31, 1999 through June 30, 2000. The Partnership's subscriptions and redemptions for the six months ended June 30, 2000 totaled $50,000 and $12,927,510, respectively. For the six months ended June 30, 2000, the Partnership had revenues comprised of $(2,788,100) in realized losses, $184,667 in change in unrealized gains and $769,395 in interest income compared to revenue comprised of $8,167,849 in realized gains, $1,975,147 in change in unrealized gains and $1,441,471 in interest income for the same period in 1999. The total income for the six months of 2000 decreased by $13,418,505 from the same period in 1999 while expenses decreased by $1,984,128 between these periods. The Net Asset Value per Unit at June 30, 2000 decreased 35.50% from $11,770.46 at December 31, 1999 to $7,591.45 at June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the six months ended June 30, 2000, in the sources of the Partnership's exposure to market risk.

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

During the second quarter of 2000, 0 Units were sold for a total of $0.


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


                             KENMAR PERFORMANCE PARTNERS L.P.

                             By: Kenmar Advisory Corp., general partner

Dated: August 14, 2000       By: /s/ Esther Eckerling Goodman
                                ----------------------------------------------
                             Esther Eckerling Goodman
                             Chief Operating Officer and Senior Executive
                             Vice President (Duly Authorized Officer of
                             the General Partner)


Dated: August 14, 2000       By: /s/ Thomas J. DiVuolo
                                ----------------------------------------------
                             Thomas J. DiVuolo
                             Senior Vice President (Principal Financial
                             and Accounting Officer of the Registrant)