Form 10-Q
period 2000-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 2000-11-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                        KENMAR PERFORMANCE PARTNERS L.P.
                        QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Financial Condition as of September 30, 2000
         (unaudited) and December 31, 1999 (audited)                       3

         Schedules of Securities as of September 30, 2000 (unaudited)      4

         Statements of Operations for the Three Months and Nine Months
         Ended September 30, 2000 (unaudited) and 1999 (unaudited)         5


         Statements of Changes in Partners' Capital (Net Asset Value)
         for the Nine Months Ended September 30, 2000 (unaudited) and
         1999 (unaudited)                                                  6

         Notes to Financial Statements (unaudited)                      7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     11-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        14

Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                15

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

                                 -------------


                                                             September 30, December 31,
                                                                 2000         1999
                                                                 ----         ----
ASSETS
 Equity in broker trading accounts
   Cash                                                      $ 6,663,060   $ 4,036,550
   Unrealized gain on open contracts                              27,509        61,122
                                                             -----------   -----------

        Deposits with brokers                                  6,690,569     4,097,672

 Cash and cash equivalents                                     2,781,815    19,355,234
 Fixed income securities (cost, including accrued
   interest, - $3,846,910 and $14,658,632)                     3,872,333    14,443,563
 Subscriptions receivable                                              0        16,880
                                                             -----------   -----------

        Total assets                                         $13,344,717   $37,913,349
                                                             ===========   ===========

LIABILITIES
 Accounts payable                                            $    38,764   $    19,710
 Commissions and other trading fees
   on open contracts                                               3,589         5,895
 Management fees                                                  74,850       132,919
 Incentive fees                                                   79,925             0
 General Partner administrative fee for
   operating expenses                                             23,449             0
 Redemptions payable                                             846,048     2,065,947
                                                             -----------   -----------

        Total liabilities                                      1,066,625     2,224,471
                                                             -----------   -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
 General Partner - 18.7807 and 53.5807 units outstanding
   at September 30, 2000 and December 31, 1999                   131,932       630,670
 Limited Partners - 1,729.0184 and 2,978.4899 units
   outstanding at September 30, 2000 and December 31, 1999    12,146,160    35,058,208
                                                             -----------   -----------

        Total partners' capital
         (Net Asset Value)                                    12,278,092    35,688,878
                                                             -----------   -----------

                                                             $13,344,717   $37,913,349
                                                             ===========   ===========




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                               September 30, 2000
                                   (Unaudited)

                                  ------------


FIXED INCOME SECURITIES - 31.5% *

Face Value    Description                                               Value
----------    -----------                                               -----

              U.S. GOVERNMENT OBLIGATIONS - 21.6% *

  1,430,000   United States Treasury Notes, 5.75%, 8/15/2003         $1,432,866
    700,000   United States Treasury Notes, 6.25%, 10/31/2001           718,119
    500,000   United States Treasury Notes, 5.875%, 11/30/2001          507,752
                                                                     ----------

              TOTAL U.S. GOVERNMENT OBLIGATIONS
                  (COST, INCLUDING ACCRUED INTEREST, - $2,639,325)    2,658,737
                                                                     ----------

              FEDERAL AGENCY OBLIGATIONS - 9.9% *

    400,000   Federal Home Loan Bank, 4.875%, 1/22/2002                 395,814
    400,000   Federal Home Loan Mortgage Corporation,
                  6.25%, 10/15/2002                                     409,828
    400,000   Federal Home Loan Mortgage Corporation,
                  7.00%, 2/15/2003                                      407,954
                                                                     ----------

              TOTAL FEDERAL AGENCY OBLIGATIONS
                  (COST, INCLUDING ACCRUED INTEREST, - $1,207,585)    1,213,596
                                                                     ----------

              TOTAL FIXED INCOME SECURITIES
                  (COST, INCLUDING ACCRUED INTEREST, - $3,846,910)   $3,872,333
                                                                     ==========



  * Percent of September 30, 2000 Net Asset Value is shown for each category.


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended September 30, 2000 and
                1999 and For the Nine Months Ended September 30,
                                  2000 and 1999
                                   (Unaudited)

                                 --------------


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                               2000             1999            2000           1999
                                               ----             ----            ----           ----
INCOME
  Commodity trading gains (losses)
    Realized                               $    485,818    $ (4,512,001)   $ (2,001,076)   $  4,180,941
    Change in unrealized                          2,210      (4,887,020)        (33,613)     (2,703,186)
                                           ------------    ------------    ------------    ------------

      Gain (loss) from commodity trading        488,028      (9,399,021)     (2,034,689)      1,477,755
                                           ------------    ------------    ------------    ------------

  Fixed income securities gains (losses)
    Realized                                     13,517         (29,833)       (287,689)       (554,926)
    Change in unrealized                         20,002          (8,768)        240,492        (217,455)
                                           ------------    ------------    ------------    ------------

      Gain (loss) from fixed income
       securities                                33,519         (38,601)        (47,197)       (772,381)
                                           ------------    ------------    ------------    ------------

  Interest income                               174,465         657,150         943,860       2,098,621
                                           ------------    ------------    ------------    ------------

      Total income (loss)                       696,012      (8,780,472)     (1,138,026)      2,803,995
                                           ------------    ------------    ------------    ------------

EXPENSES
  Brokerage commissions                       1,330,708       1,537,793       5,839,192       6,795,921
  Management fees                               234,330         533,651         882,788       1,676,874
  Incentive fees                                 79,925          21,958         333,264         853,963
  General Partner administrative fee
    for operating expenses                       66,382         154,242         228,215         488,296
  Cash management service charge                 15,000          14,833          43,833          36,833
  Legal expenses                                  8,174          20,939          23,204          31,634
                                           ------------    ------------    ------------    ------------

      Total expenses                          1,734,519       2,283,416       7,350,496       9,883,521
                                           ------------    ------------    ------------    ------------

      NET (LOSS)                           $ (1,038,507)   $(11,063,888)   $ (8,488,522)   $ (7,079,526)
                                           ============    ============    ============    ============

NET (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)     $    (535.24)   $  (3,215.55)   $  (3,777.86)   $  (1,949.92)
                                           ============    ============    ============    ============

(DECREASE) IN NET ASSET
  VALUE PER UNIT                           $    (566.56)   $  (3,230.59)   $  (4,745.57)   $  (2,076.71)
                                           ============    ============    ============    ============




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                    For the Nine Months Ended September 30,
                                  2000 and 1999
                                   (Unaudited)

                               ------------------

                                                                     Partners' Capital
                                       ----------------------------------------------------------------------------------
                                             General                     Limited                         Total
                                       ----------------------    --------------------------    --------------------------
                                         Units      Amount         Units          Amount          Units         Amount
                                       --------  ------------    ----------    ------------    ----------    ------------
Nine Months Ended September 30, 2000

Balances at December 31, 1999          53.5807   $    630,670    2,978.4899    $ 35,058,208    3,032.0706    $ 35,688,878
Net (loss) for the nine months
   ended September 30, 2000                          (254,272)                   (8,234,250)                   (8,488,522)
Additions                               0.0000              0        4.5920          50,000        4.5920          50,000
Redemptions                           (34.8000)      (244,466)  (1,254.0635)    (14,727,798)  (1,288.8635)    (14,972,264)
                                      --------   ------------   -----------    ------------   -----------    ------------

Balances at September 30, 2000         18.7807   $    131,932    1,729.0184    $ 12,146,160    1,747.7991    $ 12,278,092
                                      ========   ============   ===========    ============   ===========    ============

Nine Months Ended September 30, 1999

Balances at December 31, 1998          53.5807   $    914,497    3,770.9723    $ 64,361,633    3,824.5530    $ 65,276,130
Net (loss) for the nine months
   ended September 30, 1999                          (111,272)                   (6,968,254)                   (7,079,526)
Additions                               0.0000              0       92.5800       1,571,329       92.5800       1,571,329
Redemptions                             0.0000              0     (576.6746)     (9,691,327)    (576.6746)     (9,691,327)
                                      --------   ------------   -----------    ------------   -----------    ------------

Balances at September 30, 1999         53.5807   $    803,225    3,286.8777    $ 49,273,381    3,340.4584    $ 50,076,606
                                      ========   ============   ===========    ============   ===========    ============


                      Net Asset Value Per Unit
---------------------------------------------------------------------------

September 30,      December 31,          September 30,         December 31,
   2000                1999                  1999                  1998
   ----                ----                  ----                  ----

 $7,024.89          $11,770.46            $14,990.94            $17,067.65
 =========          ==========            ==========            ==========




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                ----------------

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

          C.   Commodities

               Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

                                ----------------

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

          During the nine months ended September 30, 1999, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it received for managing the Partnership. Such rebates were made by issuing additional units and amounted to $211,845 for the nine months ended September 30, 1999. No such rebates to multi-million dollar investors occurred during the nine months ended September 30, 2000.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

Note 6.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $0 and $8,733 for the nine months ended September 30, 2000 and 1999, respectively.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                ----------------


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

Note 8.   INTERIM FINANCIAL STATEMENTS

          The statement of financial condition as of September 30, 2000, including the September 30, 2000 schedule of securities, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999.

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

During the third quarter, the Partnership eliminated Dennis Trading Group, Hirst Investment Management and Computer Trading Corporation as Advisors. They were replaced by IXORCAP, Clarke Capital Management Stonebrook Structured Products, LLC and Winton Capital Management Limited. In addition, the Partnership decreased the allocation to Crabel Capital Management and incorporated an overlay strategy designed to improve risk-adjusted return of the portfolio's trend followers.

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

CAPITAL RESOURCES

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

RESULTS OF OPERATIONS

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

In 1999 and 2000, Commodity Trading Advisors and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group (DTG), until October 2000, a trading advisor for the Partnership had a particularly difficult time owing to a marked lack of trends in all but a few markets.

In general, CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. A CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

Some CTAs monitor long-term trends, some intermediate term, a few short-term. DTG's trading strategy was opportunistic but concentrated largely on long- and intermediate-term trends. During periods of market volatility, DTG could either exit the markets or ignore the volatility and maintain position to capture potential profits over the long-term. As a result, drawdowns, or periods of negative profits, can be a normal part of the business. The Partnership believes that DTG's trading strategy, based in part on markets' trends and counter-trends, was adversely affected by the lack of trends in the markets.

Also, DTG's trading policy, during 1999 and 2000, was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 1999 and 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Partnership also believes that this has had an adverse effect on its 2000 and 1999 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 2000 and 1999.

As of September 30, 2000, the Net Asset Value of the Partnership was $12,278,092, a decrease of approximately 20.07% from its Net Asset Value of $15,361,353 at June 30, 2000. The Partnership's subscriptions and redemptions for the quarter ended September 30, 2000 totaled $0 and $2,044,754, respectively. For the quarter ended September 30, 2000, the Partnership had revenues comprised of $499,335 in realized gains, $22,212 in change in unrealized gains and $174,465 in interest income compared to revenues comprised of $(4,541,834) in realized losses, $(4,895,788) in change in unrealized losses and $657,150 in interest income for the same period in 1999. The total income for the third quarter of 2000 was $696,012 compared to a loss of $(8,780,472) for the third quarter of 1999. Total expenses for the third quarter of 2000 decreased by $548,897 from the 3rd quarter of 1999. The Net Asset Value per Unit at September 30, 2000 decreased 7.46% from $7,591.45 at June 30, 2000 to $7,024.89 at September 30, 2000. Approximately 84% of the Partnership's net losses during the third quarter were attributable to interest rates, 8% to metals, 4% to stock index and 4% to grains.

The Net Asset Value of the Partnership decreased $23,410,786, or 65.60%, from December 31, 1999 through September 30, 2000. The Partnership's subscriptions and redemptions for the nine months ended September 30, 2000 totaled $50,000 and $14,972,264, respectively. For the nine months ended September 30, 2000, the Partnership had revenues comprised of $(2,288,765) in realized losses, $206,879 in change in unrealized gains and $943,860 in interest income compared to revenue comprised of $3,626,015 in realized gains, $(2,920,641) in change in unrealized losses and $2,098,621 in interest income for the same period in 1999. The total income for the nine months of 2000 decreased by $3,942,021 from the same period in 1999 while expenses decreased by $2,533,025 between these periods. The Net Asset Value per Unit at September 30, 2000 decreased 40.32% from $11,770.46 at December 31, 1999 to $7,024.89 at September 30, 2000.
Approximately 74% of the Partnership's net losses during the third quarter were attributable to interest rates, 12% to metals, 9% to grains and 5% to energy.

For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases or decreases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the remainder of 2000 and future years.

LIQUIDITY

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

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 2000, in the sources of the Partnership's exposure to market risk.

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

During the third quarter of 2000, there were no Units sold.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.  EXHIBITS.

    27 Financial Data Schedule.

B.  REPORTS ON FORM 8-K. None.

    The Partnership filed a report on Form 8-K dated October 18, 2000, announcing that Dennis Trading Group, Hirst Investment Management and Computerized Trading Corporation had been replaced as trading advisors by IXORCAP, Clarke Capital Management and Winton Capital Management, and that the allocation to existing trader Crabel Capital Management had been decreased. Additionally, the Partnership incorporated an overlay strategy designed to improve risk-adjusted return of the portfolio's trend followers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KENMAR PERFORMANCE PARTNERS L.P.

                              By: Kenmar Advisory Corp., general partner

Dated: November 14, 2000      By: /s/ Kenneth A. Shewer
                              ------------------------------------------------
                              Kenneth A. Shewer
                              Chairman
                              (Duly Authorized Officer of the General Partner)


Dated: November 14, 2000      By: /s/ Thomas J. DiVuolo
                              ------------------------------------------------
                              Thomas J. DiVuolo
                              Senior Vice President (Principal Financial
                              and Accounting Officer of the Registrant)