Form 10-K
period 2000-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 2001-04-02
CIK 922575

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23950

                       -----------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The registrant has no outstanding voting or non-voting common equity.

================================================================================

                                     PART I

ITEM 1.     BUSINESS

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

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

         In September 1985, the Fund began a private placement of units of limited partnership interests in reliance on exemptions under the Securities Act of 1933, including Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per unit equal to the then-current Net Asset Value per unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing unitholders of the Fund, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Fund began the private placement in 1985, through March 15, 2001, 23,791 units have been sold for a total of $265,038,978.

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

         The Fund's General Partner is Kenmar Advisory Corp., a Connecticut corporation. The General Partner is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of the General Partner. In accordance with the provisions of the CEAct and the rules of the National Futures Association (the "NFA"), the General Partner is registered as a commodity pool operator, the advisors are registered as such and the commodity brokers required to be registered as futures commission merchants are registered as such, each subject to regulation by the CFTC. Each is also a member of the NFA in its respective capacity. In addition, the Fund has hired the Volatility Hedge Program of Stonebrook Structured Products, LLC ("Stonebrook"), an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." Stonebrook's Volatility Hedge Program is the primary mechanism for limiting the risks inherent in the independent advisors' trading strategies.

         The General Partner, to the exclusion of the unitholders, manages and conducts the business of the Fund. The General Partner (1) selects and monitors the independent advisors and the commodity brokers; (2) allocates and/or reallocates assets of the Fund among the advisors; (3) determines if an advisor or commodity broker should be removed or replaced; (4) negotiates management fees, incentive fees and brokerage commissions; (5) determines its own compensation; and (6) performs such other services as the Fund may from time to time request, except that all trading decisions are made by the advisors retained by Kenmar. In addition, the General Partner selects the commodity brokers that will clear trades for the advisors. Refco, Inc. and GNI Incorporated are currently the Fund's futures commission merchants, and Refco Capital Markets Ltd. ("Refco Capital Markets") is the Fund's foreign exchange dealer (Refco, GNI Incorporated and Refco Capital Markets are collectively referred to herein as the "commodity brokers").

         The Fund itself does not have any employees. Rather, the General Partner employs 31 persons (as of December 31, 2000) and provides the Fund with the services of research, fund administration, client support (marketing), legal, and management information systems and analysis personnel to conduct its operational activities.

         The General Partner believes that the most effective means of controlling the risks of trading commodity interests is through a diversified portfolio of advisors. In general, the General Partner has sought to produce high returns while controlling risk through the selection of two or more advisors, often with diverse trading methodologies. The General Partner's ability to manage the Fund is dependent upon an informed and aggressive management style, one that identifies and acts quickly and decisively on shifting market trends. Market conditions must dictate the selection of a portfolio of advisors and the reallocation of assets among the advisors. Therefore, when market conditions suggest that an alternative trading style or methodology might be better suited to the current market environment, the General Partner alters the portfolio of advisors or the allocation of assets among the advisors, without prior notice to, or the approval of, the unitholders.

         The Fund is not an operating company with "traditional" income or expenses. It is a stand-alone investment vehicle that offers investors the opportunity to participate in commodity interest trading under the guidance of professional advisors.

FEES AND EXPENSES

         Due to the General Partner's active and dynamic allocation and reallocation of the Fund's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Fund as of March 15, 2001.

         FEES TO THE GENERAL PARTNER. The General Partner (1) manages and operates the Fund, (2) manages and monitors the Fund's portfolio of advisors,
(3) pays all of the ordinary operating and administrative expenses of the Fund (except those described under "Legal Fees and Expenses" below), and (4) pays appropriately registered selling agents continuing compensation. To compensate the General Partner for the foregoing, the Fund pays the General Partner an administrative fee equal to 0.0833% (1% annually) of the prior month's beginning Net Asset Value of the Fund. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to unitholders and regulatory authorities, printing and duplication expenses and mailing expenses), and other expenses incurred by such persons and by the General Partner and its affiliates in providing services to the Fund.

         ADVISORY MANAGEMENT FEES. The Fund pays each advisor a monthly management fee ranging from 0.0% to 0.0833% (0% to 1% per year) of the Net Asset Value of the assets allocated to each advisor for management, referred to as an advisor's portion, prior to reduction for the management fee.

         ADVISORY INCENTIVE FEES. Except as provided in the following sentence, the Fund pays each advisor an incentive fee ranging from 10% TO 25% of the net new trading profits generated by the advisor through the trading of its advisor's portion. Except with respect to Stonebrook (the General Partner receives 100% of the incentive fees payable to Stonebrook), the General Partner does not receive any portion of the fees payable to any advisor. The Fund may enter into substantially similar compensation arrangements with other advisors.

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

         For managing the Fund's investment with the advisors, the General Partner and/or its affiliate will receive from the brokers a portion of the brokerage commissions paid by the Fund. Each of the commodity brokers retains no more than $10 per roundturn transaction and GNI Incorporated retains no more than $5.75 per roundturn transaction. The General Partner receives the remainder of such fees as partial compensation for managing the Fund.

         The General Partner may in its sole discretion negotiate brokerage commissions with other commodity brokers or foreign exchange dealers on such terms as it deems in the best interest of the Fund. Those agreements may or may not be similar to the above brokerage arrangements.

         LEGAL FEES AND EXPENSES. The Fund will be responsible for all legal fees, expenses and disbursements incurred by the Fund. These expenses may include outside counsel's telephone, mail, fax and copying charges, as well as the Fund's filing fees, whether paid by the General Partner or outside counsel. Legal fees for the calendar year ended December 31, 2000 were approximately $36,000.

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

         The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.


                                                             Year Ended December 31,
                                          --------------------------------------------------------------
                                           2000          1999          1998           1997         1996
                                          ------        ------        -------       -------      -------
                                                                  (IN THOUSANDS)
Brokerage Commissions                     $6,572        $9,130        $12,437       $16,884      $15,905
Management Fees                            1,008         2,114          2,320         2,721        3,317
Incentive Fees                               801           854          6,600         1,417        6,406
General Partner's Administrative
Fee for Operating Expenses                   235           618            646           949        1,233
Other Expenses                                46            98            100           137          228

CONFLICTS OF INTEREST

THE GENERAL PARTNER

         Each broker pays to the General Partner and/or its affiliates a portion of the brokerage commissions paid by the Fund to the brokers. This arrangement creates a conflict of interests for the General Partner (1) between its responsibility to minimize brokerage commissions and its interest in increasing its income through higher fees, and (2) in selecting advisors who trade more actively over advisors who trade less actively. In addition, the General Partner maintains business relationships with certain advisors and brokers. The General Partner has a conflict of interest between its responsibility to negotiate and minimize brokerage commissions and its desire to maintain these business relationships.

         The General Partner is authorized under the partnership agreement to set the compensation it receives for its services as general partner of the Fund. As such, the General Partner has a conflict of interest between limiting fees paid by the Fund and generating fees for itself.

         The General Partner and its affiliates currently manage other commodity pools and managed accounts. The General Partner may be subject to conflicting demands in respect of allocating management time, services and other functions between the General Partner's activities on behalf of the Fund and the General Partner's activities on behalf of other investors, commodity pools, managed accounts and/or trading advisors. Additionally, the General Partner may find it more difficult to maintain the quality of these services as the amount of its assets under management grows. The General Partner also may have a conflict of interest between its responsibility to select the best commodity trading advisors for the Fund and its responsibility to select the best commodity trading advisors for the other commodity pools and managed accounts for which it serves as manager.

         The General Partner and its affiliates are compensated for providing marketing services to certain commodity trading advisors, including some of the advisors, and for arranging to have assets placed under the management of such advisors. In addition, a substantial amount of the assets under the management of certain advisors are assets of pools and accounts managed by the General Partner or an affiliate. This could have an influence on how these advisors do business with the General Partner and the Fund. In allocating the Fund's assets among advisors and in determining which advisors to retain or dismiss, the General Partner may have a conflict of interest between allocating funds to trading advisors that have a business relationship with the General Partner or its affiliates, and allocating funds to trading advisors that do not have a business relationship with the General Partner.

         The General Partner and its affiliates, principals, directors, officers or employees, referred to as related persons, do not trade commodities for their own accounts, although it is possible that they may do so in the future. If they do, you will not have access to the records of their trading. If the General Partner or a related person were to trade for their own accounts, they could take positions either similar or opposite to positions taken by the Fund. In addition, the Fund and the General Partner or a related person could from time to time be competing for similar commodities. Orders placed by the General Partner or a related person to trade commodities for their proprietary accounts may reach the market either before or after similar orders are placed for the Fund and this difference in timing may result in the Fund receiving less or more favorable prices than the prices received by such proprietary accounts. Neither the General Partner nor any related person places orders for any advisor and, therefore, neither the General Partner nor any related person has control over such timing. It is also possible that the positions taken by the proprietary accounts of the General Partner or its related persons may not be held for the same period of time as the positions taken by the Fund. Thus, it is unlikely that trading results in the General Partner's and the related persons' proprietary accounts would be the same as the performance in the Fund's account.

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

RECOURSE BY UNITHOLDERS

         In evaluating the potential and actual conflicts of interest described above, you should be aware that the General Partner has a responsibility to each unitholder to exercise good faith and fairness in all dealings affecting the Fund. The responsibility of a general partner to limited partners is a changing area of the law. You should consult your legal counsel if you have questions regarding the General Partner's duties. In the event that you believe that the General Partner has violated its responsibilities, you may seek legal relief for yourself and all other similarly situated unitholders or on behalf of the Fund under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, you are afforded certain rights to institute reparation proceedings under the CEAct for violations of the CEAct or of any rule, regulation or order of the CFTC by the General Partner, a commodity broker, or a foreign exchange dealer subject to regulation under the CEAct. You also may institute legal proceedings in court against the General Partner, the brokers or an advisor for certain violations of the CEAct or rules, regulations or orders of the CFTC.

         Excessive trading of an account has been held to constitute a violation of the antifraud provisions of the CEAct. You should be aware, however, that it may be difficult to establish that the Fund's account has been excessively traded due to the broad trading discretion given to the General Partner in the partnership agreement and the advisors in the advisory agreements, the exculpatory provisions in the partnership agreement and in the advisory agreements, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

         Under the exculpatory provisions of the partnership agreement, the General Partner will not be liable to the Fund or to any of the unitholders for its conduct, unless its actions constitute fraud, willful misconduct, gross negligence or bad faith. As a result, you may have a more limited right of action than you would if the partnership agreement did not contain such limitations.

         The Fund has agreed to indemnify the General Partner and its shareholders, officers, directors, employees, and agents for the General Partner's conduct taken as the general partner of the Fund or in connection with the partnership agreement, provided that such person's conduct did not constitute willful malfeasance or gross negligence and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

         In any action brought by a unitholder on behalf of the Fund, the General Partner and its affiliates may be indemnified only to the extent and subject to the conditions specified in the New York Revised Limited Partnership Act. Also, indemnification of the General Partner and its affiliates by the Fund may be limited for losses and liabilities resulting from violations of federal, state or foreign securities law in connection with the offer or sale of units.

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

ADDITIONAL MATTERS

         The development of a commodity trading strategy is a continual process. As a result of ongoing analysis and research into the performance of an advisor's methods, changes may have been made from time to time in the specific manner in which these trading methods evaluate price movements in various commodities, and it is likely that similar revisions will be made in the future. In other words, the trading methods that an advisor may use in the future might differ from those presently being used. In addition, each advisor may trade any available commodity or in any market -- whether inside or outside of the U.S. -- it chooses, even if the advisor has never previously traded that commodity or in that market. However, you will not be informed of any changes in an advisor's trading methods, unless the General Partner is informed of that change and considers it a material change. Additionally, as discussed above, trading decisions of discretionary advisors require a substantial exercise of judgment. The decision not to trade certain commodities or not to make certain trades may result at times in missing price moves and profits of great magnitude, which other trading managers who are willing to trade these commodities may be able to capture.

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

SYNOPSIS OF THE ADVISORS

         The independent advisors have prepared the following descriptions. These descriptions are summaries and are therefore qualified in their entirety by reference to the detailed descriptions contained in the independent advisors' disclosure documents, copies of which may be obtained by a prospective investor upon request to the General Partner. Due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and the performance tables, the General Partner is relying on the independent advisors for the accuracy thereof.

         THE MAJOR INDEPENDENT ADVISORS. The Commodity Futures Trading Commission only requires disclosure of major advisors, i.e., those allocated at least ten percent of the Fund's assets. Set forth below is a brief description of the portfolio of major advisors trading for the Fund as of December 31, 2000, which differs in part from the portfolio of advisors in 2000.

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

         SHERIDAN INVESTMENTS INCORPORATED. Donald M. Newell, Philip G. Hubbard and Richard Morrison are the sole managing principals of Sheridan Investments Incorporated ("Sheridan"). Mr. Newell has also been a principal of LaSalle Portfolio Management, Inc., a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on exchange-traded futures and options on U.S. fixed income investments, seeking to add value to a long fixed income portfolio through a variety of option-related strategies. Risk is managed by monitoring market volatility, as well as through defensive option strategies designed to limit potential losses. As of March 31, 2001, Sheridan ceased to be an Advisor of the Fund.

         IXORCAP. IXORCAP is a limited liability company organized under French law ("IXORCAP"). Olivier Dozat, Herve d' Halluin and Veronique Courlier are the principals of IXORCAP. IXORCAP utilizes a technical trading system which attempts to detect trends in price movements from future contracts. Technical trading systems seek to establish positions and to exit the market and/or establish reverse positions when the favorable trend either reverses or does not materialize. Because of the nature of futures markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position even though actual market performance thereafter is the reverse of the trend identified.

         CLARKE CAPITAL MANAGEMENT, INC. Michael J. Clarke is the president and sole principal of Clarke Capital Management, Inc. ("CCM"). The general trading strategy of CCM is trend following. Each of its trading models generates its own entry and exit signals and trades both sides of the market (long and short). The models vary from intermediate through long-term to very long-term in time-frame focus. None of the models has been custom tailored to any individual market or group of markets.

         WINTON CAPITAL MANAGEMENT, LIMITED is a United Kingdom company which has three principals, David W. Harding, Osman Murgian and Martin J. Hunt. Winton employs a proprietary, technical, trend-following trading system. This system tracks the daily price movements from various markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be to maximize profit within a certain range of risk. If rising prices are anticipated, a long position will be established; a short position will be established if prices are expected to fall.

         STONEBROOK. Stonebrook Structured Products is a New York-based financial engineering firm founded by Dr. Jerome Abernathy in 1993. Since then, the group has evolved into an asset management and consulting firm managing more than $380 million in a variety of investment strategies, many of them customized for individual clients. Utilizing a team approach, Stonebrook focuses on developing solution-based investment strategies for its clients.

         Dr. Jerome Abernathy is managing partner at Stonebrook. Prior to starting Stonebrook in 1993, Dr. Abernathy was director of research at Moore Capital Management in New York. Prior to joining Moore, he was manager of the analytical trading group at Merrill Lynch in New York. He began his career at Morgan Stanley where he was a trader in the analytical proprietary trading group. Dr. Abernathy holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology where he also attended the Sloan School of Management.

         Stonebrook's Volatility Hedge Program (VHP) is an options-based technical system designed to reduce the risk associated with trend-following portfolios. VHP is employed as an overlay to protect profits against market reversals. As trends in the global futures markets accelerate rapidly, many traditional trend-following programs are at risk of giving back unrealized profits. This is due in part to the fact that the distance from the stop levels employed by the trend-following managers often trail behind the market move. By purchasing either puts or calls depending on the direction of the trend (puts during upward trends, calls during downward trends), VHP effectively protects these unrealized gains at limited cost. By adjusting the parameters and instruments traded to match those of the underlying portfolio, VHP is customized for each client in order to provide optimum results. Performance, therefore, will vary from client to client.

THE BROKERS

     The General Partner has responsibility for selecting and monitoring the Fund's brokers. The General Partner has selected Refco, Inc. and GNI Incorporated as the Fund's commodity brokers and Refco Capital Markets Ltd. as the Fund's foreign exchange dealer. The

Fund has received the information below from each of the brokers. Accordingly, the Fund makes no representation as to the completeness, accuracy, or adequacy of the following disclosures. Effective October 7, 2000, GNI Incorporated replaced ING BARINGS Futures and Options Clearing Services as one of the Fund's commodity brokers.

THE COMMODITY BROKERS

         REFCO, INC. Refco, Inc. ("Refco") is an Illinois corporation with a principal place of business at 111 West Jackson Boulevard, Chicago, Illinois 60604-3593, with a telephone number of (312) 930-6500. Refco is registered as a futures commission merchant with the CFTC and is a member of the NFA in such capacity.

         According to Refco, as of December 31, 2000, neither Refco nor any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except as follows:

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

        GNI INCORPORATED. GNI, Inc. ("GNI") is an Illinois corporation with its principal place of business at 30 S. Wacker Drive, Suite 2009, Chicago, Illinois 60606. GNI Inc. is registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association.

         As of December 31, 2000, there has not been a material administrative, civil or criminal action, whether pending, on appeal or concluded, involving the Futures Commission Merchant or its principals within the preceding five years that GNI would deem material for purposes of Part 4 of the Commodity Futures Trading Commission Regulations.

THE FOREIGN EXCHANGE DEALER

         REFCO CAPITAL MARKETS, LTD. Refco Capital Markets, Ltd., a wholly owned subsidiary of the Refco Group Ltd., LLC is organized under the laws of Bermuda. Refco Capital Markets, Ltd. maintains its principal office at Suite 542, 48 Par-La-Ville Road, Hamilton HM11, Bermuda, and a telephone number of (441) 295-6960.

ITEM 2.    PROPERTIES

         The Fund does not own or lease any physical properties. The Fund's office is located within the office of the General Partner at Two American Lane, P.O. Box 5150, Greenwich, CT 06831-8150.

ITEM 3.    LEGAL PROCEEDINGS

         Neither the Fund nor the General Partner is a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the units. There were approximately 332 holders of units at March 15, 2001. Pursuant to the partnership agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 2001 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

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

         During the fourth quarter of 2000, no units were sold.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected financial data of the Fund has been derived from the Fund's financial statements for each of the years 1996 through 2000, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Fund's statements of financial position at December 31, 2000 and 1999 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 2000 are included elsewhere herein.


                                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 2000           1999         1998           1997          1996
                                               --------      --------      --------      --------      --------
                                                           (IN THOUSANDS EXCEPT FOR AMOUNTS PER UNIT)
Operations Data:
Realized Gains (Losses) ....................   $ (1,829)     $ (4,461)     $ 33,752      $  9,630      $ 33,757
Change in Unrealized .......................   $  1,813        (2,871)       (3,744)        3,796       (16,236)
Interest Income ............................      1,071         2,603         3,618         4,981         5,974
Brokerage Commissions ......................      6,572         9,130        12,437        16,884      $ 15,905
Management Fees ............................      1,008         2,114         2,320         2,721         3,317
Incentive Fees .............................        801           854         6,600         1,417         6,406
General Partner's Administrative
     Fee for Operating Expenses ............        235           618           646           949         1,233
Other Expenses .............................         46            98           100           137           228
Net Income (Loss) ..........................   $ (7,608)     $(17,543)     $ 11,523      $ (3,701)     $ (3,594)
Net Income (Loss) Per Unit
     (Based on Weighted
     Average Number of Units Outstanding)...   $ (3,622)     $ (4,951)     $  2,735      $   (567)     $   (375)
Increase (Decrease) in Net Asset
     Value Per Unit ........................   $ (4,121)     $ (5,297)     $  2,711      $   (308)     $    432


                                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 2000           1999         1998           1997          1996
                                               --------      --------      --------      --------      --------
                                                           (IN THOUSANDS EXCEPT FOR AMOUNTS PER UNIT)
Financial Position Data ....................
General Partner's Capital ..................   $    144      $    631      $    914      $    769      $    786
Limited Partners' Capital ..................   $ 11,224        35,058        64,362        66,626       110,244
Total Partners' Capital ....................   $ 11,368        35,689        65,276        67,395       111,030
Net Asset Value per Unit ...................   $  7,650      $ 11,770      $ 17,068      $ 14,357      $ 14,665

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below and elsewhere in this Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

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

         There are three factors that affect the Fund's capital resources: (1) the trading profit or loss generated by the advisors (including interest income); (2) the money invested or redeemed by the unitholders; and (3) the capital invested or redeemed by the General Partner. The General Partner has maintained, and has agreed to maintain, at all times a capital account in such amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Fund. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by units of general partnership interests, each of which shall have an initial value equal to the Net Asset Value per Unit at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the unitholders. The General Partner, in its sole discretion, may also contribute any greater amount to the Fund, for which it shall receive, at its option, additional units of general partnership interests or Units at their then-current Net Asset Value.

         RESULTS OF OPERATIONS

         The Fund incurs substantial charges from the payment of management and/or incentive fees to the advisors and administrative fees to the General Partner which are payable based upon the Net Asset Value of the Fund and are payable without regard to the profitability of the Fund. The brokerage commissions to the commodity brokers are also payable without regard to the profitability of the Fund, although under certain circumstances such commissions have been, and may continue to be, higher when advisors experience profits and as a result increase their trading activity. As a result, in certain years the Fund may have incurred a net loss when trading profits were not substantial enough to avoid depletion of the Fund's assets from such fees and expenses. Thus, due to the nature of the Fund's business, the success of the

Fund is dependent upon the ability of the advisors to generate trading profits through the speculative trading of commodity interests sufficient to produce capital appreciation after payment of all fees and expenses.

         In 1999, Commodity Trading Advisors (CTAs) and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs had a particularly difficult time owing to a marked lack of trends in all but a few markets. However, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent memory.

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

         The following paragraphs present a summary of the Fund's operations for the calendar years 1998 through 2000 and a general discussion of the Fund's trading activities in certain markets during such period. It is important to note, however, that (1) the advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an advisor or will be profitable in the future and
(2) the advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

         As of December 31, 2000, the Net Asset Value of the Partnership was $11,367,894, a decrease of approximately 68.15% from its Net Asset Value of $35,688,878 at December 31, 1999. The Partnership's 2000 subscriptions and redemptions totaled $50,000 and $16,762,534, respectively. For the year ended December 31, 2000, the Partnership had revenues comprised of $(1,829,339) in realized losses, $1,813,300 in unrealized gains and $1,070,571 in interest income. For the same year, the Partnership had expenses consisting of $6,572,337 in brokerage commissions, $1,007,719 in management fees, $801,239 in incentive fees, $235,478 in General Partner's administrative fees and $46,209 in other expenses. This resulted in the Partnership having net losses of $7,608,450. The Net Asset Value per Unit at December 31, 2000 decreased 35.01% from $11,770.46 at December 31, 1999 to $7,649.82 at December 31, 2000. The Fund's trading losses in 2000 were primarily due to positions in global interest rates, energies, metals and grains.

         As of December 31, 1999, the Net Asset Value of the Fund was $35,688,878, a decrease of approximately 45.33% from its Net Asset Value of $65,276,130 at December 31, 1998. The Fund's 1999 subscriptions and redemptions totaled $1,923,122 and $13,967,250, respectively. For the year ended December 31, 1999, the Fund had revenues comprised of $(4,461,303) in realized losses, $(2,871,454) in unrealized losses and $2,603,113 in interest income. For that same year, the Fund had expenses consisting of $9,129,970 in brokerage commissions, $2,114,161 in management fees, $853,963 in incentive fees, $617,880 in the General Partner's administrative fees and $97,506 in other expenses. This resulted in the Fund having net losses of $17,543,124. The Fund's trading losses in 1999 were primarily realized in European and Pacific Rim interest rates, European and U.S. stock indices and tropicals. The Net Asset Value per Unit at December 31, 1999 decreased 31.04% from $17,067.65 at December 31, 1998 to $11,770.46 at December 31, 1999.

         As of December 31, 1998, the Net Asset Value of the Fund was $65,276,130, a decrease of approximately 3.14% from its Net Asset Value of $67,394,957 at December 31, 1997. The Fund's 1998 subscriptions and redemptions totaled $1,335,740 and $14,977,792, respectively. For the year ended December 31, 1998, the Fund had revenues consisting of $33,752,690 in realized gains, $(3,743,870) in unrealized losses and $3,618,242 in interest income. For that same year, the Fund had expenses consisting of $12,437,404 in brokerage commissions, $2,320,273 in management fees, $6,599,903 in incentive fees, $646,232 in General Partner's administrative fees and $100,025 in other expenses. This resulted in the Fund having net income of $11,523,225. The Fund's trading gains in 1998 were primarily realized in global interest rates and global stock indices. The Net Asset Value Per Unit at December 31, 1998 increased 18.88% from $14,356.76 at December 31, 1997 to $17,067.65 at December 31, 1998.

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

         The Fund's trading may also be impacted by the various conflicts of interest among the Fund and the General Partner, the advisors and the commodity brokers. See "Item 1. Business - Conflicts of Interest".

                                  RISK FACTORS

         PAST RESULTS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE

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

         PRIMARY TRADING AND NON-TRADING RISK EXPOSURES

         The Fund's primary market risk exposures as well as the strategies used and to be used by the General Partner and the independent advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

         MEANS OF MANAGING RISK

         The means by which the Fund and the advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. At the Fund-wide level, the General Partner attempts to manage market exposure by (i) diversifying the Fund's assets among different advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Fund's actual market exposures on a daily basis. At the advisor level, each advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. Many advisors also follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. In addition, the Fund uses Stonebrook's Volatility Hedge Program to hedge the positions of its advisors in certain circumstances. Occasionally, advisors will limit the market exposure of their Fund account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

         Certain advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

         The General Partner controls the risk of the Fund's non-trading instruments (interest-bearing securities held for cash management purposes)--the only Fund investments, as opposed to advisor selections, directed by the General Partner--limiting the duration of such instruments to no more than one year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Kenmar Advisory Corp., is the sole General Partner of the Fund. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

         MR. KENNETH A. SHEWER, age 48, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

         MR. MARC S. GOODMAN, age 53, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

         MS. ESTHER ECKERLING GOODMAN, age 49, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined the General Partner in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

         Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of the General Partner.

SIGNIFICANT EMPLOYEES OF THE GENERAL PARTNER

         MR. THOMAS J. DIVUOLO, age 41, Senior Vice President responsible for account administration, oversight and risk management, joined the General Partner in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined the General Partner in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo is a 1982 graduate of Pace University with a B.B.A. degree in Public Accounting. He received his M.B.A. in Finance from Wagner College in 1990.

         MR. GARY J. YANNAZZO, age 48, Senior Vice President and Chief Financial Officer, joined the General Partner in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Mettallgesellschaft Corp., a diversified commodity marketing and trading company, with 30 worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined the General Partner, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in business administration from Seton Hall University in 1975 and his certified public accountant certification in 1977.

         MS. JOANNE D. ROSENTHAL, age 35, Senior Vice President and Director of Research, joined the General Partner in October 1999. Prior to joining the General Partner, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

         MR. MARK M. ROSSOW, age 48, Senior Vice President and General Counsel, joined the General Partner in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Fund has no directors or officers. The Fund delegates all management of the Fund's affairs to the General Partner. As of March 15, 2001, the General Partner owned approximately 18.7807 units of general partnership interests, representing a 1.4% investment in the Fund. The General Partner is indirectly and equally owned by Messrs. Shewer and Goodman.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner of the Fund and manages and conducts the business of the Fund. The partnership agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Fund, its management and monitoring of the portfolio of the advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Fund, the Fund currently pays the General Partner an administrative fee. For the year ending December 31, 2000, the General Partner did not receive any management fees and $235,478 in administrative fees. For the year ending December 31, 1999, the General Partner did not receive any management fees and $617,880 in administrative fees. For the year ending December 31, 1998, the General Partner did not receive any management fees and $646,232 in administrative fees. In addition, the General Partner receives from the commodity brokers a portion of the brokerage commissions paid by the Fund to the commodity brokers.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         1. The following financial statements of the Fund, with the independent auditor's report, are filed as part of this Form 10-K: Independent Auditor's Report; Statements of Financial Condition as of December 31, 2000 and 1999; Schedule of Securities as of December 31, 2000; Statements of Operations For the Years Ended December 31, 2000, 1999 and 1998;

                  Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2000, 1999 and 1998; Notes to Financial Statements.

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

(b)      Reports on Form 8-K:

The Fund did not file any reports on Form 8-K during the fourth quarter of 2000.

                        KENMAR PERFORMANCE PARTNERS L.P.



                                -----------------

                                TABLE OF CONTENTS

                                -----------------



                                                                        PAGES
                                                                        -----

Independent Auditor's Report                                             F-1

Financial Statements

    Statements of Financial Condition
       December 31, 2000 and 1999                                        F-2

    Schedule of Securities
       December 31, 2000                                                 F-3

    Statements of Operations For the Years
       Ended December 31, 2000, 1999 and 1998                            F-4

    Statements of Changes in Partners' Capital (Net Asset Value)
       For the Years Ended December 31, 2000, 1999 and 1998              F-5

    Notes to Financial Statements                                     F-6 - F-9

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 2000 and 1999, including the December 31, 2000 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 2000 and 1999, and the results of its operations and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                 /s/ Arthur F. Bell, Jr. & Associates, L.L.C.




Hunt Valley, Maryland
February 26, 2001

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999

                                -----------------


                                                                         2000              1999
                                                                         ----              ----
ASSETS
    Equity in broker trading accounts
       Cash                                                          $ 5,623,780       $ 4,036,550
       Unrealized gain on open contracts                               1,599,598            61,122
                                                                     -----------       -----------

              Deposits with brokers                                    7,223,378         4,097,672

    Cash and cash equivalents                                          2,280,867        19,355,234
    Fixed income securities (cost, including accrued
       interest, - $3,027,532 and $14,658,632)                         3,087,287        14,443,563
    Subscriptions receivable                                                   0            16,880
                                                                     -----------       -----------

              Total assets                                           $12,591,532       $37,913,349
                                                                     ===========       ===========

LIABILITIES
    Accounts payable                                                 $     1,806       $    19,710
    Commissions and other trading fees
       on open contracts                                                  63,446             5,895
    Management fees                                                       43,186           132,919
    Incentive fees                                                       467,975                 0
    Redemptions payable                                                  647,225         2,065,947
                                                                     -----------       -----------

              Total liabilities                                        1,223,638         2,224,471
                                                                     -----------       -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 18.7807 and 53.5807 units
       outstanding at December 31, 2000 and 1999                         143,669           630,670
    Limited Partners - 1,467.2533 and 2,978.4899 units
       outstanding at December 31, 2000 and 1999                      11,224,225        35,058,208
                                                                     -----------       -----------

              Total partners' capital
                 (Net Asset Value)                                    11,367,894        35,688,878
                                                                     -----------       -----------

                                                                     $12,591,532       $37,913,349
                                                                     ===========       ===========




                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                             SCHEDULE OF SECURITIES
                                December 31, 2000

                                -----------------


FIXED INCOME SECURITIES 27.2% *


      Face Value           Description                                                     Value
      ----------           -----------                                                     -----
                           U.S. GOVERNMENT OBLIGATIONS 16.3% *

          500,000          United States Treasury Notes, 5.875%, 11/30/2001             $  503,932
        1,300,000          United States Treasury Notes, 5.75%, 8/15/2003                1,347,059
                                                                                        ----------

                           TOTAL U.S. GOVERNMENT OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $1,812,301)          1,850,991
                                                                                        ----------

                           FEDERAL AGENCY OBLIGATIONS 10.9% *

          400,000          Federal Home Loan Bank, 4.875%, 1/22/2002                       405,033
          400,000          Federal Home Loan Mortgage Corporation,
                               6.25%, 10/15/2002                                           409,614
          400,000          Federal Home Loan Mortgage Corporation,
                               7.00%, 2/15/2003                                            421,649
                                                                                        ----------

                           TOTAL FEDERAL AGENCY OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $1,215,231)          1,236,296
                                                                                        ----------

                           TOTAL FIXED INCOME SECURITIES
                               (COST, INCLUDING ACCRUED INTEREST, - $3,027,532)         $3,087,287
                                                                                        ==========



   * Percent of December 31, 2000 Net Asset Value is shown for each category.



                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

                                -----------------


                                                                 2000            1999              1998
                                                                 ----            ----              ----
INCOME
    Commodity trading gains (losses)
       Realized                                            $ (1,559,770)    $ (3,759,349)     $ 33,490,318
       Change in unrealized                                   1,538,476       (2,622,172)       (3,553,583)
                                                           ------------     ------------      ------------

              Gain (loss) from commodity trading                (21,294)      (6,381,521)       29,936,735
                                                           ------------     ------------      ------------

    Fixed income securities gains (losses)
       Realized                                                (269,569)        (701,954)          262,372
       Change in unrealized                                     274,824         (249,282)         (190,287)
                                                           ------------     ------------      ------------

              Gain (loss) from fixed income
                 securities                                       5,255         (951,236)           72,085
                                                           ------------     ------------      ------------

    Interest income                                           1,070,571        2,603,113         3,618,242
                                                           ------------     ------------      ------------

              Total income (loss)                             1,054,532       (4,729,644)       33,627,062
                                                           ------------     ------------      ------------

EXPENSES
    Brokerage commissions                                     6,572,337        9,129,970        12,437,404
    Management fees                                           1,007,719        2,114,161         2,320,273
    Incentive fees                                              801,239          853,963         6,599,903
    General Partner administrative fee for
       operating expenses                                       235,478          617,880           646,232
    Cash management service charge                               10,167           50,167            77,793
    Legal expenses                                               36,042           47,339            22,232
                                                           ------------     ------------      ------------

              Total expenses                                  8,662,982       12,813,480        22,103,837
                                                           ------------     ------------      ------------

              NET INCOME (LOSS)                            $ (7,608,450)    $(17,543,124)     $ 11,523,225
                                                           ============     ============      ============

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the year)                     $  (3,622.07)    $  (4,950.97)     $   2,734.83
                                                           ============     ============      ============

INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                         $  (4,120.64)    $  (5,297.19)     $   2,710.89
                                                           ============     ============      ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2000, 1999 and 1998

                                -----------------


                                                               Partners' Capital
                                  -------------------------------------------------------------------------------
                                          General                   Limited                       Total
                                  ----------------------   -------------------------    -------------------------
                                     Units       Amount        Units       Amount           Units       Amount
                                  ---------    ---------   -----------  ------------    -----------  ------------
Balances at
    December 31, 1997               53.5807    $ 769,245    4,640.7205  $ 66,625,712     4,694.3012  $ 67,394,957

Net income for the year
    ended December 31, 1998                      145,252                  11,377,973                   11,523,225
Additions                            0.0000            0       82.5487     1,335,740        82.5487     1,335,740
Redemptions                          0.0000            0     (952.2969)  (14,977,792)     (952.2969)  (14,977,792)
                                  ---------    ---------   -----------  ------------    -----------  ------------

Balances at
    December 31, 1998               53.5807      914,497    3,770.9723    64,361,633     3,824.5530    65,276,130

Net (loss) for the year
    ended December 31, 1999                     (283,827)                (17,259,297)                 (17,543,124)
Additions                            0.0000            0      120.8024     1,923,122       120.8024     1,923,122
Redemptions                          0.0000            0     (913.2848)  (13,967,250)     (913.2848)  (13,967,250)
                                  ---------    ---------   -----------  ------------    -----------  ------------

Balances at
    December 31, 1999               53.5807      630,670    2,978.4899    35,058,208     3,032.0706    35,688,878

Net (loss) for the year
    ended December 31, 2000                     (242,535)                 (7,365,915)                  (7,608,450)
Additions                            0.0000            0        4.5920        50,000         4.5920        50,000
Redemptions                        (34.8000)    (244,466)  (1,515.8286)  (16,518,068)   (1,550.6286)  (16,762,534)
                                  ---------    ---------   -----------  ------------    -----------  ------------

Balances at
    December 31, 2000               18.7807    $ 143,669    1,467.2533  $ 11,224,225     1,486.0340  $ 11,367,894
                                  =========    =========   ===========  ============    ===========  ============



                                       Net  Asset Value Per Unit
                              --------------------------------------------------
                                                December 31,
                                 2000                1999                1998
                                 ----                ----                ----
                              $ 7,649.82          $11,770.46          $17,067.65
                              ==========          ==========          ==========



                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                -----------------


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

                                -----------------


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

           Commencing May 1998, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, during 1999 and 1998, amounted to $263,639 and $145,460, respectively. No such rebates to multi-million dollar investors occurred during 2000.

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement). Effective October 1, 2000, one of the commodity trading advisors pays the entire incentive fee of 10% to the General Partner. Such incentive fee amounted to $0 during the period October 1, 2000 to December 31, 2000.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                -----------------


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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $0, $8,733 and $15,478 in 2000, 1999 and 1998, respectively.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                -----------------


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           The Partnership deposits a substantial portion of its assets with brokers and dealers in securities and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                KENMAR PERFORMANCE PARTNERS L.P.


                                By: Kenmar Advisory Corp., general partner


                                By: /s/ Kenneth A. Shewer
                                    --------------------------------------------
                                        Kenneth A. Shewer
                                        Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

                                KENMAR PERFORMANCE PARTNERS L.P.


                                By: Kenmar Advisory Corp.,
                                    general partner


                                By: /s/ Kenneth A. Shewer
                                    --------------------------------------------
                                    Kenneth A. Shewer
                                    Chairman and Director
                                    (Principal Executive Officer)


                                By: /s/ Mark S. Goodman
                                    --------------------------------------------
                                    Marc S. Goodman President
                                    and Director


                                By: /s/ Thomas J. DiVuolo
                                    --------------------------------------------
                                    Thomas J. DiVuolo
                                    Senior Vice President
                                    (Principal Financial and Accounting
                                    Officer for the Fund)