Form 10-Q
period 2001-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 2001-05-15
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                        KENMAR PERFORMANCE PARTNERS L.P.

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                      PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                           1

         Statements of Financial Condition as of March 31, 2001 (unaudited) and         3
         December 31, 2000 (audited)

         Statements of Operations for the Three Months Ended March 31, 2001 and         4
         2000 (unaudited)

         Statements of Changes in Partners' Capital (Net Asset Value) for the           5
         Three Months Ended March 31, 2001 and 2000 (unaudited)

         Notes to Financial Statements (unaudited)                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results       11
         of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                     14

Item 6.  Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                             16


                        KENMAR PERFORMANCE PARTNERS L.P.
                     STATEMENTS OF FINANCIAL CONDITION
           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

                                 --------------


                                                                     March 31,             December 31,
                                                                       2001                   2000
                                                                       ----                   ----
ASSETS
  Equity in broker trading accounts
     Cash                                                           $  5,549,948          $  5,623,780
     Unrealized gain on open contracts                                 1,436,132             1,599,598
     Options premiums paid                                                40,500                     0
                                                                    ------------          ------------

         Deposits with brokers                                         7,026,580             7,223,378

  Cash and cash equivalents                                            3,137,785             2,280,867
  Fixed income securities (cost, including accrued
     interest, - $1,401,643 and $3,027,532)                            1,441,059             3,087,287
                                                                    ------------          ------------

         Total assets                                               $ 11,605,424          $ 12,591,532
                                                                    ============          ============

LIABILITIES
  Accounts payable                                                  $      1,801          $      1,806
  Commissions and other trading fees
    on open contracts                                                     65,830                63,446
  Management fees                                                         43,502                43,186
  Incentive fees                                                         225,686               467,975
  Redemptions payable                                                    226,017               647,225
                                                                    ------------          ------------

         Total liabilities                                               562,836             1,223,638
                                                                    ------------          ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 18.7807 units outstanding at
    March 31, 2001 and December 31, 2000                                 153,656               143,669
  Limited Partners - 1,330.9033 and 1,467.2533 units
    outstanding at March 31, 2001 and December 31, 2000               10,888,932            11,224,225
                                                                    ------------          ------------

         Total partners' capital
            (Net Asset Value)                                         11,042,588            11,367,894
                                                                    ------------          ------------

                                                                    $ 11,605,424          $ 12,591,532
                                                                    ============          ============

                            See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                 --------------

                                                         Three Months Ended
                                                              March 31,
                                                        2001           2000
                                                        ----           ----
INCOME
  Commodity trading gains (losses)
     Realized                                        $1,927,178     $1,576,506
     Change in unrealized                              (163,466)       553,470
                                                     ----------     ----------

         Gain from commodity trading                  1,763,712      2,129,976
                                                     ----------     ----------

  Fixed income securities gains (losses)
     Realized                                            58,450       (193,817)
     Change in unrealized                               (20,339)       121,645
                                                     ----------     ----------

         Gain (loss) from fixed income securities        38,111        (72,172)
                                                     ----------     ----------

  Interest income                                        65,628        482,938
                                                     ----------     ----------

         Total income                                 1,867,451      2,540,742
                                                     ----------     ----------

EXPENSES
  Brokerage commissions                                 761,313      2,301,656
  Management fees                                       136,822        361,346
  Incentive fees                                        225,686         68,555
  General Partner administrative fee for
    operating expenses                                   27,637         95,732
  Cash management service charge                              0         10,500
  Legal expenses                                          5,764          1,761
                                                     ----------     ----------

         Total expenses                               1,157,222      2,839,550
                                                     ----------     ----------

         NET INCOME (LOSS)                           $  710,229     $ (298,808)
                                                     ==========     ==========

NET INCOME (LOSS) PER UNIT
 (based on weighted average number of
 units outstanding during the period)                $   492.86     $  (114.75)
                                                     ==========     ==========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER UNIT                                     $   531.79     $  (881.76)
                                                     ==========     ==========

                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                 --------------

                                                                       Partners' Capital
                                        ------------------------------------------------------------------------------
                                               General                   Limited                      Total
                                        ---------------------   --------------------------   -------------------------
                                          Units        Amount      Units         Amount        Units         Amount
                                        --------     --------   ----------    ------------   ----------   ------------
Three Months Ended March 31, 2001
---------------------------------
Balances at December 31, 2000            18.7807     $143,669   1,467.2533    $ 11,224,225   1,486.0340   $ 11,367,894
Net income for the three months
   ended March 31, 2001                                 9,987                      700,242                     710,229
Redemptions                               0.0000            0    (136.3500)     (1,035,535)   (136.3500)    (1,035,535)
                                        --------     --------   ----------    ------------   ----------   ------------
Balances at March 31, 2001               18.7807     $153,656   1,330.9033    $ 10,888,932   1,349.6840   $ 11,042,588
                                        ========     ========   ==========    ============   ==========   ============
Three Months Ended March 31, 2000
---------------------------------
Balances at December 31, 1999            53.5807     $630,670   2,978.4899    $ 35,058,208   3,032.0706   $ 35,688,878
Net (loss) for the three months
   ended March 31, 2000                               (47,246)                    (251,562)                   (298,808)
Additions                                 0.0000            0       4.5920          50,000       4.5920         50,000
Redemptions                               0.0000            0    (781.0418)    (10,879,292)   (781.0418)   (10,879,292)
                                        --------     --------   ----------    ------------   ----------   ------------
Balances at March 31, 2000               53.5807     $583,424   2,202.0401    $ 23,977,354   2,255.6208   $ 24,560,778
                                        ========     ========   ==========    ============   ==========   ============


                                                           Net Asset Value Per Unit
                                        ----------------------------------------------------------
                                        March 31,      December 31,      March 31,     December 31,
                                          2001            2000            2000            1999
                                          ----            ----            ----            ----
                                        $8,181.61       $7,649.82      $10,888.70      $11,770.46
                                        =========       =========      ==========      ==========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 --------------


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

                                 --------------


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

Note 3.   COMMODITY TRADING ADVISORS
          --------------------------

          The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement). Effective October 1, 2000, one of the commodity trading advisors pays the entire incentive fee of 10% to the General Partner. Such incentive fee amounted to $0 during the three months ended March 31, 2001.

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

                                 --------------


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

Note 6.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
          --------------------------------------------

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. There were no selling commissions charged to units purchased during the three months ended March 31, 2001 and 2000.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 --------------


Note 7.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
          ------------------------------------------------

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

Note 8.   INTERIM FINANCIAL STATEMENTS
          ----------------------------

          The statement of financial condition as of March 31, 2001, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 --------------


Note 9.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.


                                                                              Three months ended
                                                                                March 31, 2001
                                                                                  (Unaudited)
                                                                                  -----------
          PER UNIT PERFORMANCE
          (for a unit outstanding throughout the entire period)
          -----------------------------------------------------

          Net asset value per unit at December 31, 2000                            $7,649.82
                                                                                   ---------

          Income from operations:
                 Net investment income *                                             (229.20)
                 Net realized and change in unrealized gain from trading **           760.99
                                                                                   ---------

                        Total income from operations                                  531.79
                                                                                   ---------

          Net asset value per unit at March 31, 2001                               $8,181.61
                                                                                   =========

          TOTAL RETURN ***                                                              6.95%


          SUPPLEMENTAL DATA

          Ratio to average net assets:
                 Expenses *, +                                                         14.44%
                 Net investment income *, +                                           (12.04)%

         ---------------------------------
          *      Excludes brokerage commissions
          **     Includes brokerage commissions
          ***    Not annualized
          +      Annualized

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

Also, DTG's trading policy, during 2000, was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Partnership also believes that this has had an adverse effect on its 2000 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month period ended March 31, 2001 and 2000.

As of March 31, 2001, the Net Asset Value of the Partnership was $11,042,588, a decrease of approximately 2.86% from its Net Asset Value of $11,367,894 at December 31, 2000. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2001 totaled $0 and $1,035,535, respectively. For the quarter ended March 31, 2001, the Partnership had revenues comprised of $1,985,628 in realized gains, $(183,805) in change in unrealized losses and $65,628 in interest income compared to revenues comprised of $1,382,689 in realized gains, $,675,115 in change in unrealized gains and $482,938 in interest income for the same period in 2000. The total income for the first quarter of 2001 decreased by $673,291 from the same period in 2000, while total expenses decreased by $1,682,328 between these periods. The Net Asset Value per Unit at March 31, 2001 increased 6.95% from $7,649.82 at December 31, 2000 to $8,181.61 at March 31, 2001. The Partnership's positive performance for the quarter ended March 31, 2001, resulted primarily from positions in global interest rates, currencies, grains and tropicals.

For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases or decreases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the remainder of 2001 and future years.

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

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2001 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2001, in the sources of the Partnership's exposure to market risk.

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

During the first quarter of 2001, there were no units sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        B.   REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENMAR PERFORMANCE PARTNERS L.P.


                                   By: Kenmar Advisory Corp., general partner


Dated: May 15, 2001         By:    /s/  Kenneth A. Shewer
                                ------------------------------------------------
                                   Kenneth A. Shewer
                                   Chairman
                                   (Duly Authorized Officer of the General
                                   Partner)


Dated: May 15, 2001         By:    /s/  Thomas J. DiVuolo
                                ------------------------------------------------
                                   Thomas J. DiVuolo
                                   Senior Vice President
                                   (Principal Financial and Accounting Officer
                                   of the Registrant)