Form 10-Q
period 2001-06-30
KENMAR PERFORMANCE PARTNERS LP
filed 2001-08-13
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ To ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                        KENMAR PERFORMANCE PARTNERS L.P.

                           QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                           PAGE
PART I -          FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Financial Condition as of June 30, 2001
           (unaudited) and December 31, 2000 (audited)                      3


           Statements of Operations for the Three and Six Months Ended
           June 30, 2001 and 2000 (unaudited)                               4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Six                                                      5

           Months Ended June 30, 2001 and 2000 (unaudited)

           Notes to Financial Statements (unaudited)                        6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

PART II -         OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                       15

  Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                   ----------

                                                                   June 30,         December 31,
                                                                    2001                2000
                                                                 -----------        -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                      $ 4,797,030        $ 5,623,780
       Unrealized gain on open contracts                             369,667          1,599,598
                                                                 -----------        -----------

              Deposits with brokers                                5,166,697          7,223,378

    Cash and cash equivalents                                      3,124,262          2,280,867
    Fixed income securities (cost, including accrued
       interest, - $0 and $3,027,532)                                      0          3,087,287
                                                                 -----------        -----------

              Total assets                                       $ 8,290,959        $12,591,532
                                                                 ===========        ===========

LIABILITIES
    Accounts payable                                             $     1,801        $     1,806
    Commissions and other trading fees
       on open contracts                                              41,414             63,446
    Management fees                                                   38,669             43,186
    Incentive fees                                                         0            467,975
    Redemptions payable                                              146,852            647,225
                                                                 -----------        -----------

              Total liabilities                                      228,736          1,223,638
                                                                 -----------        -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 18.7807 units outstanding at
       June 30, 2001 and December 31, 2000                           120,683            143,669
    Limited Partners - 1,235.8593 and 1,467.2533 units
       outstanding at June 30, 2001 and December 31, 2000          7,941,540         11,224,225
                                                                 -----------        -----------

              Total partners' capital
                 (Net Asset Value)                                 8,062,223         11,367,894
                                                                 -----------        -----------

                                                                 $ 8,290,959        $12,591,532
                                                                 ===========        ===========

                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2001 and 2000 and
                For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                   ----------

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                       2001                2000                2001                2000
                                                   -----------         -----------         -----------         -----------
INCOME
    Commodity trading gains (losses)
       Realized                                    $  (650,401)        $(4,063,400)        $ 1,276,777         $(2,486,894)
       Change in unrealized                         (1,066,465)           (589,293)         (1,229,931)            (35,823)
                                                   -----------         -----------         -----------         -----------

              Gain (loss) from commodity
                 trading                            (1,716,866)         (4,652,693)             46,846          (2,522,717)
                                                   -----------         -----------         -----------         -----------

    Fixed income securities gains (losses)
       Realized                                         39,580            (107,389)             98,030            (301,206)
       Change in unrealized                            (39,416)             98,845             (59,755)            220,490
                                                   -----------         -----------         -----------         -----------

              Gain (loss) from fixed income
                 securities                                164              (8,544)             38,275             (80,716)
                                                   -----------         -----------         -----------         -----------

    Interest income                                    111,344             286,457             176,972             769,395
                                                   -----------         -----------         -----------         -----------

              Total income (loss)                   (1,605,358)         (4,374,780)            262,093          (1,834,038)
                                                   -----------         -----------         -----------         -----------

EXPENSES
    Brokerage commissions                              501,261           2,206,828           1,262,574           4,508,484
    Management fees                                    120,146             287,112             256,968             648,458
    Incentive fees                                      55,662             184,784             281,348             253,339
    General Partner administrative fee for
       operating expenses                               25,499              66,101              53,136             161,833
    Cash management service charge                           0              18,333                   0              28,833
    Legal expenses                                      13,142              13,269              18,906              15,030
                                                   -----------         -----------         -----------         -----------

              Total expenses                           715,710           2,776,427           1,872,932           5,615,977
                                                   -----------         -----------         -----------         -----------

              NET (LOSS)                           $(2,321,068)        $(7,151,207)        $(1,610,839)        $(7,450,015)
                                                   ===========         ===========         ===========         ===========

NET (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)           $ (1,771.99)        $ (3,255.65)        $ (1,171.13)        $ (3,103.87)
                                                   ===========         ===========         ===========         ===========

(DECREASE) IN NET ASSET
    VALUE PER UNIT                                 $ (1,755.68)        $ (3,297.25)        $ (1,223.89)        $ (4,179.01)
                                                   ===========         ===========         ===========         ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                 --------------

                                                                       Partners' Capital
                                        ------------------------------------------------------------------------------
                                               General                   Limited                      Total
                                        ---------------------  ---------------------------  --------------------------
                                          Units       Amount      Units         Amount         Units         Amount
                                        --------    ---------  -----------    ------------  -----------   ------------

Six Months Ended June 30, 2001
------------------------------
Balances at December 31, 2000            18.7807    $ 143,669   1,467.2533    $ 11,224,225   1,486.0340   $ 11,367,894
Net (loss) for the six months
   ended June 30, 2001                                (22,986)                  (1,587,853)                 (1,610,839)
Redemptions                               0.0000            0    (231.3940)     (1,694,832)   (231.3940)    (1,694,832)
                                        --------    ---------  -----------    ------------  -----------   ------------

Balances at June 30, 2001                18.7807    $ 120,683   1,235.8593    $  7,941,540   1,254.6400   $  8,062,223
                                        ========    =========  ===========    ============  ===========   ============

Six Months Ended June 30, 2000
------------------------------
Balances at December 31, 1999            53.5807    $ 630,670   2,978.4899    $ 35,058,208   3,032.0706   $ 35,688,878
Net (loss) for the six months
   ended June 30, 2000                               (223,915)                  (7,226,100)                 (7,450,015)
Additions                                 0.0000            0       4.5920          50,000       4.5920         50,000
Redemptions                               0.0000            0  (1,013.1551)    (12,927,510) (1,013.1551)   (12,927,510)
                                        --------    ---------  -----------    ------------  -----------   ------------

Balances at June 30, 2000                53.5807    $ 406,755   1,969.9268    $ 14,954,598   2,023.5075   $ 15,361,353
                                        ========    =========  ===========    ============  ===========   ============


                                                           Net Asset Value Per Unit
                                        ----------------------------------------------------------
                                        March 31,      December 31,      March 31,     December 31,
                                          2001            2000            2000            1999
                                          ----            ----            ----            ----
                                        $6,425.93      $7,649.82         $7,591.45      $11,770.46
                                        =========      =========         =========      ==========

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

           B.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management.

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

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement). Effective October 1, 2000, one of the commodity trading advisors pays the entire incentive fee of 10% to the General Partner. Such incentive fee amounted to $0 during the six months ended June 30, 2001.

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

                                   ----------

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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. There were no selling commissions charged to units purchased during the six months ended June 30, 2001 and 2000.

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

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 2001, the statements of operations for the three months and six months ended June 30, 2001 and 2000, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 9.    FINANCIAL HIGHLIGHTS

           The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                                            Three months ended         Six months ended
                                                                               June 30, 2001             June 30, 2001
                                                                                (Unaudited)               (Unaudited)
                                                                                -----------               -----------

           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at March 31, 2001 and
               December 31, 2000, respectively                                  $ 8,181.61                  $ 7,649.82
                                                                                ----------                  ----------

           Income from operations:
                  Net investment income *                                           (78.71)                    (315.09)
                  Net realized and change in unrealized (loss)
                      from trading **                                            (1,676.97)                    (908.80)
                                                                               -----------                  ----------

                         Total (loss) from operations                            (1,755.68)                  (1,223.89)
                                                                               -----------                  ----------

           Net asset value per unit at June 30, 2001                            $ 6,425.93                  $ 6,425.93
                                                                                ==========                  ==========

           TOTAL RETURN ***                                                       (21.46)%                    (16.00)%


           SUPPLEMENTAL DATA

           Ratio to average net assets:
                  Expenses *, +                                                      9.19%                      12.18%
                  Net investment income *, +                                       (4.42)%                     (8.65)%

           ----------
           *      Excludes brokerage commissions
           **     Includes brokerage commissions
           ***    Not annualized
           +      Annualized

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

Some CTAs monitor long-term trends, some intermediate term, a few short-term. The trading strategy of Dennis Trading Group ("DTG"), the former trading advisor for the Partnership, was opportunistic but concentrated largely on long- and intermediate-term trends. During periods of market volatility, DTG could either exit the markets or ignore the volatility and maintain position to capture potential profits over the long-term. As a result, drawdowns, or periods of negative profits, can be a normal part of the business. The Partnership believes that DTG's trading strategy, based in part on markets' trends and counter-trends, was adversely affected by the lack of trends in the markets.

Also, DTG's trading policy, during 2000, was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss for the next day. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Partnership also believes that this has had an adverse effect on its 2000 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 2001 and 2000.

As of June 30, 2001, the Net Asset Value of the Partnership was $8,062,223 a decrease of approximately 26.99% from its Net Asset Value of $11,042,588 at March 31, 2001. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2001 totaled $0 and $659,297, respectively. For the quarter ended June 30, 2001, the Partnership had revenues comprised of $(610,821) in realized losses, $(1,105,881) in change in unrealized losses and $111,344 in interest income compared to revenues comprised of $(4,170,789) in realized losses, $(490,448) in change in unrealized losses and $286,457 in interest income for the same period in 2000. The total income for the second quarter of 2001 increased by $2,769,422 from the same period in 2000, while total expenses decreased by $2,060,717 between these periods. The Net Asset Value per Unit at June 30, 2001 decreased 21.46% from $8,181.61 at March 31, 2001 to $6,425.93 at
June 30, 2001.

The Net Asset Value of the Partnership decreased $3,305,671, or 29.08% from December 31, 2000 through June 30, 2001. The Partnership's subscriptions and redemptions for the six months ended June 30, 2001 totaled $0 and $1,694,832, respectively. For the six months ended June 30, 2001, the Partnership had revenues comprised of $1,374,807 in realized gains, $(1,289,696) in change in unrealized losses and $176,972 in interest income compared to revenue comprised of ($2,788,100) in realized losses, $184,667 in change in unrealized gains and $769,395 in interest income for the same period in 2000. The total income for the six months of 2001 increased by $2,096,131 from the same period in 2000 while expenses decreased by $3,743,045 between these periods. The Net Asset Value per Unit at June 30, 2001 decreased 16.00% from $7,649.82 at December 31, 2000 to $6,425.93 at June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the six months ended June 30, 2001, in the sources of the Partnership's exposure to market risk.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. The sales qualify as an exempt offering under Rule 506 of Regulation D because they are made solely to "accredited investors," as defined by Regulation D. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums may be waived by the General Partner in its sole discretion. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.

During the second quarter of 2001, there were no units sold.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or incorporated by reference as set forth below:

Number   Exhibit

3.1*     Certificate of Limited Partnership for Kenmar Performance Partners L.P.

3.2*** Second Restatement of the Limited Partnership Agreement of Kenmar Performance Partners L.P., as amended.

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

         (b)      Reports on Form 8-K.

The Partnership did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KENMAR PERFORMANCE PARTNERS L.P.


                                    By: Kenmar Advisory Corp., general partner

Dated:  August 13, 2001             By:  /s/ Kenneth A. Shewer
                                         ---------------------------------------
                                         Kenneth A. Shewer
                                         Chairman
                                         (Duly Authorized Officer of the General
                                         Partner)

Dated:  August 13, 2001             By:  /s/ Thomas J. DiVuolo
                                         ---------------------------------------
                                         Thomas J. DiVuolo
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)