Form 10-Q
period 2001-09-30
KENMAR PERFORMANCE PARTNERS LP
filed 2001-11-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                        KENMAR PERFORMANCE PARTNERS L.P.

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            PAGE
PART I -   FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Statements of Financial Condition as of September 30, 2001
           (unaudited) and December 31, 2000 (audited)                       3

           Statements of Operations for the Three and Nine Months Ended
           September 30, 2001 and 2000 (unaudited)                           4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Nine Months Ended September 30, 2001
           and 2000 (unaudited)                                              5



           Notes to Financial Statements (unaudited)                         6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

PART II -  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                        14

  Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)


                                                                 September 30,     December 31,
                                                                     2001               2000
                                                                 -----------        -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                      $ 4,104,621        $ 5,623,780
       Option premiums paid                                          116,163                  0
       Unrealized gain on open contracts                             631,533          1,599,598
                                                                 -----------        -----------

              Deposits with brokers                                4,852,317          7,223,378

    Cash and cash equivalents                                      2,696,808          2,280,867
    Fixed income securities (cost, including accrued
       interest, - $0 and $3,027,532)                                      0          3,087,287
                                                                 -----------        -----------

              Total assets                                       $ 7,549,125        $12,591,532
                                                                 ===========        ===========

LIABILITIES
    Accounts payable                                             $         0        $     1,806
    Commissions and other trading fees
       on open contracts                                              39,457             63,446
    Management fees                                                   31,860             43,186
    Incentive fees                                                         0            467,975
    Redemptions payable                                              234,850            647,225
                                                                 -----------        -----------

              Total liabilities                                      306,167          1,223,638
                                                                 -----------        -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 12.7807 and 18.7807 units outstanding
       at September 30, 2001 and December 31, 2000                    77,671            143,669
    Limited Partners - 1,179.0418 and 1,467.2533 units
       outstanding at September 30, 2001 and December 31, 2000     7,165,287         11,224,225
                                                                 -----------        -----------

              Total partners' capital
                 (Net Asset Value)                                 7,242,958         11,367,894
                                                                 -----------        -----------

                                                                 $ 7,549,125        $12,591,532
                                                                 ===========        ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2001 and 2000 and
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                                  2001                 2000                 2001                 2000
                                               -----------          -----------          -----------          ----------
INCOME
    Commodity trading gains (losses)
       Realized                                $  (109,224)         $   485,818          $ 1,167,553         $(2,001,076)
       Change in unrealized                        261,866                2,210             (968,065)            (33,613)
                                               -----------          -----------          -----------          ----------

          Gain (loss) from commodity trading       152,642              488,028              199,488          (2,034,689)
                                               -----------          -----------          -----------         -----------

    Fixed income securities gains (losses)
       Realized                                          0               13,517               98,030            (287,689)
       Change in unrealized                              0               20,002              (59,755)            240,492
                                               -----------          -----------          -----------         -----------

          Gain (loss) from fixed income
              securities                                 0               33,519               38,275             (47,197)
                                               -----------          -----------          -----------         -----------

    Interest income                                 74,553              174,465              251,525             943,860
                                               -----------          -----------          -----------         -----------

          Total income (loss)                      227,195              696,012              489,288          (1,138,026)
                                               -----------          -----------          -----------         -----------

EXPENSES
    Brokerage commissions                          529,126            1,330,708            1,791,700           5,839,192
    Management fees                                102,927              234,330              359,895             882,788
    Incentive fees                                       0               79,925              281,348             333,264
    General Partner administrative fee
       for operating expenses                       21,000               66,382               74,136             228,215
    Cash management service charge                     847               15,000                  847              43,833
    Legal expenses                                   6,491                8,174               25,397              23,204
                                               -----------          -----------          -----------         -----------

          Total expenses                           660,391            1,734,519            2,533,323           7,350,496
                                               -----------          -----------          -----------         -----------

          NET (LOSS)                           $  (433,196)         $(1,038,507)          (2,044,035)        $(8,488,522)
                                               ===========          ===========          ===========         ===========

NET (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)       $   (347.98)         $   (535.24)         $ (1,534.63)        $ (3,777.86)
                                               ===========          ===========          ===========         ===========

(DECREASE) IN NET ASSET
    VALUE PER UNIT                             $   (348.72)         $   (566.56)         $ (1,572.61)        $ (4,745.57)
                                               ===========          ===========          ===========         ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                              Partners' Capital
                                              ------------------------------------------------------------------------------
                                                    General                   Limited                       Total
                                              --------------------   -------------------------    --------------------------
                                               Units      Amount       Units          Amount         Units          Amount
                                              -------   ----------   ----------    ------------   -----------   ------------
Nine Months Ended September 30, 2001
------------------------------------
Balances at December 31, 2000                 18.7807   $  143,669   1,467.2533    $ 11,224,225   1,486.0340    $ 11,367,894
Net (loss) for the nine months
   ended September 30, 2001                                (29,004)                  (2,015,031)                  (2,044,035)
Redemptions                                   (6.0000)     (36,994)   (288.2115)     (2,043,907)   (294.2115)     (2,080,901)
                                              -------   ----------   ----------    ------------   -----------   ------------

Balances at September 30, 2001                12.7807   $   77,671   1,179.0418    $  7,165,287    1,191.8225   $  7,242,958
                                              =======   ==========   ==========    ============   ===========   ============

Nine Months Ended September 30, 2000
------------------------------------
Balances at December 31, 1999                 53.5807   $  630,670   2,978.4899    $ 35,058,208    3,032.0706   $ 35,688,878
Net (loss) for the nine months
   ended September 30, 2000                               (254,272)                  (8,234,250)                  (8,488,522)
Additions                                      0.0000            0       4.5920          50,000        4.5920         50,000
Redemptions                                  (34.8000)    (244,466) (1,254.0635)    (14,727,798)  (1,288.8635)   (14,972,264)
                                              -------   ----------   ----------    ------------   -----------   ------------

Balances at September 30, 2000                18.7807   $  131,932   1,729.0184    $ 12,146,160    1,747.7991   $ 12,278,092
                                              =======   ==========   ==========    ============   ===========   ============

                                                                              Net Asset Value Per Unit
                                                           --------------------------------------------------------------
                                                           September 30,     December 31,   September 30,    December 31,
                                                                2001             2000            2000            1999
                                                                ----             ----            ----            ----
                                                           $   6,077.21      $   7,649.82   $  7,024.89      $  11,770.46
                                                            ============      ============  ============    =============


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

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

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

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement). Effective October 1, 2000, one of the commodity trading advisors pays the entire incentive fee of 10% to the General Partner. Such incentive fee amounted to $0 during the nine months ended September 30, 2001.

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

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. There were no selling commissions charged to units purchased during the nine months ended September 30, 2001 and 2000.

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

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 9.    FINANCIAL HIGHLIGHTS

                  The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                                            Three months ended         Nine months ended
                                                                            September 30, 2001         September 30, 2001
                                                                                (Unaudited)               (Unaudited)
                                                                                -----------               -----------

           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at June 30, 2001 and
               December 31, 2000, respectively                                  $ 6,425.93                  $ 7,649.82
                                                                                ----------                  ----------

           Loss from operations:
                  Net investment income *                                           (45.56)                    (367.96)
                  Net realized and change in unrealized (loss)
                      from trading **                                              (303.16)                  (1,204.65)
                                                                                ----------                  ----------

                         Total (loss) from operations                              (348.72)                  (1,572.61)
                                                                                ----------                  ----------

           Net asset value per unit at September 30, 2001                       $ 6,077.21                  $ 6,077.21
                                                                                ==========                  ==========

           TOTAL RETURN ***                                                          (5.43)%                    (20.56)%


           SUPPLEMENTAL DATA

           Ratio to average net assets:
                  Expenses *, (+)                                                     6.75%                      10.60%
                  Net investment income *, (+)                                       (2.91)%                     (7.01)%


           ----------
           *      Excludes brokerage commissions
           **     Includes brokerage commissions
           ***    Not annualized
           (+)    Annualized

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

In general, Commodity Trading Advisors or CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. A CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 2001 and 2000.

As of September 30, 2001, the Net Asset Value of the Partnership was $7,242,958, a decrease of approximately 10.16% from its Net Asset Value of $8,062,223 at June 30, 2001. The Partnership's subscriptions and redemptions for the quarter ended September 30, 2001 totaled $0 and $386,069, respectively. For the quarter ended September 30, 2001, the Partnership had revenues comprised of $(109,224) in realized losses, $261,866 in change in unrealized gains and $74,553 in interest income compared to revenues comprised of $499,335 in realized gains, $22,212 in change in unrealized gains and $174,465 in interest income for the same period in 2000. The total income for the third quarter of 2001 decreased by $468,817 from the same period in 2000, while total expenses decreased by $1,074,128 between these periods. The Net Asset Value per Unit at September 30, 2001 decreased 5.43% from $6,425.93 at June 30, 2001 to $6,077.21 at September
30, 2001. The performance in the third quarter of 2001 resulted primarily from U.S. and Canadian interest rates, metals and tropicals.

The Net Asset Value of the Partnership decreased $4,124,936, or 36.29%, from December 31, 2000 through September 30, 2001. The Partnership's subscriptions and redemptions for the nine months ended September 30, 2001 totaled $0 and $2,080,901, respectively. For the nine months ended September 30, 2001, the Partnership had revenues comprised of $1,265,583 in realized gains, $(1,027,820) in change in unrealized losses and $251,525 in interest income compared to revenue comprised of ($2,288,765) in realized losses, $206,879 in change in unrealized gains and $943,860 in interest income for the same period in 2000. The total income for the nine months of 2001 was $489,288 as compared to a loss of $1,138,026 for the same period in 2000 while expenses decreased by $4,817,173 between these periods. The Net Asset Value per Unit at September 30, 2001 decreased 20.56% from $7,649.82 at December 31, 2000 to $6,077.21 at September 30, 2001. The performance in the first nine months of 2001 resulted primarily from global stock indicies, energy and currencies.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the nine months ended September 30, 2001, in the sources of the Partnership's exposure to market risk.

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

During the third quarter of 2001, there were no units sold.

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

         (b)  Reports on Form 8-K.

The Partnership did not file any reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KENMAR PERFORMANCE PARTNERS L.P.


                                     By: Kenmar Advisory Corp., general partner

Dated:  November 14, 2001            By: /s/ Kenneth A. Shewer
                                         ---------------------------------------
                                         Kenneth A. Shewer
                                         Chairman
                                         (Duly Authorized Officer of the General
                                         Partner)


Dated:  November 14, 2001            By: /s/ Thomas J. DiVuolo
                                         ---------------------------------------
                                         Thomas J. DiVuolo
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)