Form 10-K
period 2001-12-31
KENMAR PERFORMANCE PARTNERS LP
filed 2002-03-29
CIK 922575

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23950

                       -----------------------------------

                        KENMAR PERFORMANCE PARTNERS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                       11-2751509
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

PART I

ITEM 1.  BUSINESS

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934 (the "1934 Act")) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

OVERVIEW

         Kenmar Performance Partners L.P. (the "Fund") is a limited partnership (the "Partnership") under the New York Revised Limited Partnership Act. The Fund maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The Fund is engaged in the speculative trading of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, spot (cash) commodities and other derivative products pertaining to any of the foregoing, in the United States of America and elsewhere throughout the world, which are referred to as commodity interests. The Fund trades commodity interests through the retention of independent commodity trading advisors, which are referred to as advisors. The objective of the Fund's business is appreciation of its assets through the speculative trading of commodity interests. To achieve this purpose, the Fund is also authorized to purchase the interests of other entities engaged in the business of trading commodity interests.

         In September 1985, the Fund began a private placement of units of limited partnership interests in reliance on exemptions under the Securities Act of 1933, as amended (the "1933 Act") including Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per unit equal to the then-current Net Asset Value per unit, with a minimum subscription of $26,250 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing unitholders of the Fund, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. Since the Fund began the private placement in 1985, through March 15, 2002, 23,791 units have been sold for a total of $265,038,978. Effective March 31, 2000, the Fund terminated its offering of new Units. In February 2002, the General Partner (as defined herein) decided to discontinue the operations of the Partnership effective March 31, 2002. The General Partner (as defined herein) anticipates making final redemption payments to partners in April 2002.

         "Net Asset Value" is defined as total assets of the Fund less total liabilities as determined in accordance with the principles set forth in the Second Restatement of the Limited Partnership Agreement of the Fund, dated September 1, 1993, as amended January 15, 1996, or where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis. The term "Net Asset Value Per Unit" is defined in the partnership agreement to mean the Net Asset Value of the Fund divided by the number of units issued and outstanding as of the date of computation. Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment and is updated every nine (9) months or earlier if there is a material change, as required by the regulations promulgated under the Commodity Exchange Act (the "CE Act"), and filed with the Commodity Futures Trading Commission (the "CFTC") in compliance with its Regulations.

         Since September 1985, the Fund has engaged in the speculative trading of commodity interests and will continue to do so until March 31, 2002. The partnership agreement also provides that, after having been a unitholder for six months and upon ten business days prior written notice, a unitholder may require the Fund to redeem all or part of its units effective as of the close of business on the last day of any month at the Net Asset Value thereof on such date. In addition, pursuant to the partnership agreement, Kenmar may, in its sole discretion on 10 days' written notice or without notice under certain circumstances, require any unitholder to withdraw all or a portion of such unitholder's capital contribution from the Fund.

         The Fund's General Partner is Kenmar Advisory Corp., a Connecticut corporation. The General Partner is owned equally and indirectly by Kenneth A. Shewer and Marc S. Goodman, the sole directors of the General Partner. In accordance with the provisions of the CE Act and the rules of the National Futures Association (the "NFA"), the General Partner is registered as a commodity pool operator, the advisors are registered as such and the commodity brokers required to be registered as futures commission merchants are registered as such, each subject to regulation by the CFTC. Each is also a member of the NFA in its respective capacity. In addition, the Fund has hired the Volatility Hedge Program of Stonebrook Structured Products, LLC ("Stonebrook"), an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." As of October 22, 2001, the Partnership terminated its relationship with Stonebrook.

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

         The Fund itself does not have any employees. Rather, the General Partner employs 35 persons as of March 15, 2002 and provides the Fund with the services of research, fund administration, client support (marketing), legal, and management information systems and analysis personnel to conduct its operational activities.

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

FEES AND EXPENSES

         Due to the General Partner's active and dynamic allocation and reallocation of the Fund's assets, the fees and expenses set forth below are subject to change at any time. Accordingly, the following fees and expenses are the current fees charged and expenses of the Fund as of March 15, 2002.

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

         ADVISORY MANAGEMENT FEES. The Fund pays each advisor a monthly management fee ranging from 0.0% to 1/12 of 2% (0% to 2% per year) of the Net Asset Value of the assets allocated to each advisor for management, referred to as an advisor's portion, prior to reduction for the management fee.

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

         LEGAL FEES AND EXPENSES. The Fund will be responsible for all legal fees, expenses and disbursements incurred by the Fund. These expenses may include outside counsel's telephone, mail, fax and copying charges, as well as the Fund's filing fees, whether paid by the General Partner or outside counsel. Legal fees for the calendar year ended December 31, 2001 were approximately $28,000.

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

         INTEREST ON ASSETS. Each month, the Fund receives all interest or interest-equivalent income actually earned on the Fund's assets during that month.

         The following chart reflects the actual fees and expenses for the periods presented. See "Selected Financial Data" below.


                                     2001        2000       1999       1998        1997
                                    ------      ------    ------     -------     -------
                                                         (IN THOUSANDS)
Brokerage Commissions               $2,282      $6,572    $9,130     $12,437     $16,884
Management Fees                        431       1,008     2,114       2,320       2,721
Incentive Fees                         281         801       854       6,600       1,417
General Partner's
Administrative
Fee for Operating Expenses              99         235       618         646         949
Other Expenses                          29          46        98         100         137


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

RECOURSE BY UNITHOLDERS

         In evaluating the potential and actual conflicts of interest described above, you should be aware that the General Partner has a responsibility to each unitholder to exercise good faith and fairness in all dealings affecting the Fund. The responsibility of a general partner to limited partners is a changing area of the law. You should consult your legal counsel if you have questions regarding the General Partner's duties. In the event that you believe that the General Partner has violated its responsibilities, you may seek legal relief for yourself and all other similarly situated unitholders or on behalf of the Fund under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, you are afforded certain rights to institute reparation proceedings under the CE Act for violations of the CE Act or of any rule, regulation or order of the CFTC by the General Partner, a commodity broker, or a foreign exchange dealer subject to regulation under the CE Act. You also may institute legal proceedings in court against the General Partner, the brokers or an advisor for certain violations of the CE Act or rules, regulations or orders of the CFTC.

         Excessive trading of an account has been held to constitute a violation of the antifraud provisions of the CE Act. You should be aware, however, that it may be difficult to establish that the Fund's account has been excessively traded due to the broad trading discretion given to the General Partner in the partnership agreement and the advisors in the advisory agreements, the exculpatory provisions in the partnership agreement and in the advisory agreements, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

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

         The CFTC has issued a statement of policy relating to indemnification of officers and directors of a futures commission merchant (such as each of the commodity brokers) and its controlling persons. The CFTC takes the position that the determination of whether or not such an indemnification is consistent with the policies expressed in the CE Act will be made by the CFTC on a case-by-case basis.

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

SYNOPSIS OF THE ADVISORS

         The independent advisors are responsible for making the trading decisions for the Fund. In addition, effective October 1, 2000, the Fund hired Stonebrook's Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." As of October 22, 2001, the Partnership terminated its relationship with Stonebrook.

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

         THE MAJOR INDEPENDENT ADVISORS. The Commodity Futures Trading Commission only requires disclosure of major advisors, i.e., those allocated at least ten percent of the Fund's assets. Set forth below is a brief description of the portfolio of major advisors trading for the Fund as of March 15, 2002, which differs in part from the portfolio of advisors in 2001.

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

         SHERIDAN INVESTMENTS INCORPORATED. Donald M. Newell, Philip G. Hubbard and Richard Morrison are the sole managing principals of Sheridan Investments Incorporated ("Sheridan"). Mr. Newell has also been a principal of LaSalle Portfolio Management, Inc., a registered commodity trading advisor and commodity pool operator, since 1984. The approach used to direct the trading for Sheridan focuses on exchange-traded futures and options on U.S. fixed income investments, seeking to add value to a long fixed income portfolio through a variety of option-related strategies. Risk is managed by monitoring market volatility, as well as through defensive option strategies designed to limit potential losses. As of June 2000, the Partnership terminated its relationship with Sheridan.

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

         STONEBROOK. Stonebrook Structured Products is a New York-based financial engineering firm founded by Dr. Jerome Abernathy in 1993. Since then, the group has evolved into an asset management and consulting firm managing more than $380 million in a variety of investment strategies, many of them customized for individual clients. Utilizing a team approach, Stonebrook focuses on developing solution-based investment strategies for its clients. Stonebrook's Volatility Hedge Program (VHP) is an options-based technical system designed to reduce the risk associated with trend-following portfolios. VHP is employed as an overlay to protect profits against market reversals. As of October 22, 2001, the Partnership terminated its relationship with Stonebrook.

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

         According to Refco, as of December 31, 2001, neither Refco nor any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the CFTC, except as follows:

         On December 20, 1994, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 95-2) in which Refco was alleged to have violated certain financial reporting, recordkeeping and segregation provisions of the CE Act and CFTC regulations as a result of some reporting and investment practices of Refco during 1990 and 1991. Without any hearing on the merits of the CFTC allegations and without admitting any of the allegations, Refco settled the matter and agreed to payment of a $1.25 million civil penalty, entry of a cease and desist order, and appointment of an independent consultant to review Refco's financial manual.

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

         GNI INCORPORATED. GNI, Inc. ("GNI") is an Illinois corporation with its principal place of business at 30 S. Wacker Drive, Suite 2009, Chicago, Illinois 60606. GNI is registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association.

         As of December 31, 2001, there has not been a material administrative, civil or criminal action, whether pending, on appeal or concluded, involving the Futures Commission Merchant or its principals within the preceding five years that GNI would deem material for purposes of Part 4 of the Commodity Futures Trading Commission Regulations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the units. There were approximately 247 holders of units at March 15, 2002. Pursuant to the partnership agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 2002 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

         In September 1985, the Fund commenced a private placement of units in reliance on exemptions under the 1933 Act, including Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per unit equal to the then current Net Asset Value per unit, with a required minimum subscription of $26,250 for new investors other than IRAs and Plans and $10,500 for IRAs, Plans and existing unitholders, which amounts include selling commissions of $1,250 and $500, respectively, unless waived in whole or in part. A subscriber may subscribe for units in excess of the foregoing minimum amount in increments of $1,000. As of the date hereof, units are continuing to be offered, and there is no maximum number of units that may be purchased or sold.

         During the fourth quarter of 2001, no units were sold.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Fund has been derived from the Fund's financial statements for each of the years 1997 through 2001, which were audited by independent certified public accountants. The auditor's report of Arthur F. Bell, Jr. & Associates, L.L.C. on the Fund's statements of financial position at December 31, 2001, 2000 and 1999 and the related statements of operations and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 2001 are included elsewhere herein.


                                                   2001            2000          1999           1998           1997
                                                 --------       --------       --------       --------       --------
Operations Data:
Realized Gains (Losses) ...................      $  1,794       $ (1,829)      $ (4,461)      $ 33,752       $  9,630
Change in Unrealized ......................        (1,307)         1,813         (2,871)        (3,744)         3,796
Interest Income ...........................           270          1,071          2,603          3,618          4,981
Brokerage Commissions .....................         2,282          6,572          9,130         12,437         16,884
Management Fees ...........................           431          1,008          2,114          2,320          2,721
Incentive Fees ............................           281            801            854          6,600          1,417
General Partner's  Administrative  Fee
     for Operating Expenses ...............          --
                                                       99            235            618            646            949
Other Expenses ............................            29             46             98            100            137
Net Income (Loss) .........................        (2,366)        (7,608)       (17,543)        11,523         (3,701)
Net Income (Loss) Per Unit (Based on
     Weighted Average Number of Units
     Outstanding ..........................        (1,833)        (3,622)        (4,951)         2,735           (567)
Increase (Decrease) in Net Asset
     Value Per Unit .......................        (1,881)        (4,121)        (5,297)         2,711           (308)



                                                       YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------
                                      2001        2000       1999        1998        1997
                                     ------      ------     ------      ------     -------
                                             (IN THOUSANDS EXCEPT FOR AMOUNTS PER UNIT)
Financial Position Data......
General Partner's Capital....          $74         $144       $631        $914       $769
Limited Partners' Capital....        6,415       11,224     35,058      64,362     66,626
Total Partners' Capital......        6,489       11,368     35,689      65,276     67,395
Net Asset Value per Unit.....        5,769        7,650     11,770      17,068     14,357

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion below and elsewhere in this Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the 1934
Act) that are based on the beliefs of the Fund, as well as assumptions made by, and information currently available to, the Fund. A number of important factors could cause the Fund's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Annual Report on Form 10-K.

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

         In 1999, Commodity Trading Advisors ("CTAs") and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs had a particularly difficult time owing to a marked lack of trends in all but a few markets. However, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent history.

         In general, CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. A CTA has the potential to general profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

         In 2001, results were dominated by a declining interest rate environment and the terrorist attacks of September 11. The Board of Governors of the Federal Reserve Board cut interest rates eleven times during the first ten months and provided one of the few consistent trends for industry CTAs in an otherwise difficult trading environment. Stock prices, which were volatile in the first half of 2001, declined significantly after September 11 and bond prices also experienced severe declines in mid November which threatened to undo most of the profitability in the financial sector. The Partnership experienced its heaviest losses in stock indices and energy, which offset any gains held in the financials and pushed the fund into losses in November and December.

         The following paragraphs present a summary of the Fund's operations for the calendar years 1999 through 2001 and a general discussion of the Fund's trading activities in certain markets during such period. It is important to note, however, that (1) the advisors trade in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an advisor or will be profitable in the future and
(2) the advisors trade independently of each other using different trading systems and may trade different markets with various concentrations at various times. Consequently, the results of operations of the Fund can only be discussed in the context of the overall trading activities of the Fund, the advisors' trading activities on behalf of the Fund as a whole and how the Fund has performed in the past.

         As of December 31, 2001, the Net Asset Value of the Partnership was $6,488,973, a decrease of approximately 42.92% from its Net Asset Value of $11,367,894 at December 31, 2000. The Partnership's 2001 subscriptions and redemptions totaled $0 and $2,512,975, respectively. For the year ended December 31, 2001, the Partnership had revenues comprised of $1,794,331 in realized gains, ($1,306,941) in unrealized losses and $270,082 in interest income. For that same year, the Partnership had expenses consisting of $2,282,284 in brokerage commissions, $431,476 in management fees, $281,348 in incentive fees, $99,409 in General Partner's administrative fees and $28,902 in other expenses. This resulted in the Partnership having net losses of ($2,365,946). The Net Asset Value per Unit at December 31, 2001 decreased 24.58% from $7,649.82 at December 31, 2000 to $5,769.31 at December 31, 2001. The Fund's trading losses during 2001 resulted primarily from losses in currencies, global stock indices, energies and metals.

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

         RECENT DEVELOPMENTS

         In February 2002, the General Partner decided to discontinue the operations of the Partnership effective March 31, 2002. The General Partner anticipates making final liquidating redemption payments to the partners in April 2002.

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

         MEANS OF MANAGING RISK

         The means by which the Fund and the advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. At the Fund-wide level, the General Partner attempts to manage market exposure by (i) diversifying the Fund's assets among different advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Fund's actual market exposures on a daily basis. At the advisor level, each advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. Many advisors also follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. In addition, the Fund uses Stonebrook's Volatility Hedge Program to hedge the positions of the Advisor in certain circumstances. Occasionally, advisors will limit the market exposure of their Fund account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Fund's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-11 hereof.

         The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000.

                            1st Quarter     2nd Quarter   3rd Quarter   4th Quarter
                                 2001          2001          2001          2001
                                 ----          ----          ----          ----
Gain (loss) from commodity
        trading              $ 1,763,712   $ (1,716,866)   $ 152,642    $  249,627
Gain from fixed income
        securities                38,111            164            0             0
Total income (loss)            1,867,451     (1,605,358)     227,195      (268,184)
Net income (loss)                710,229     (2,321,068)    (433,196)     (321,911)
Net income (loss) per unit        492.86      (1,771.99)     (347.98)      (275.67)

Increase (decrease) in Net
        Asset Value per Unit      531.79      (1,755.68)     (348.72)      (307.90)

Net Asset Value per Unit
        at end of period        8,181.61       6,425.93     6,077.21      5,769.31

                            1st Quarter     2nd Quarter   3rd Quarter   4th Quarter
                                 2000          2000          2000          2000
                                 ----          ----          ----          ----
Gain (loss) from commodity
        trading              $ 2,129,976   $ (4,652,693)   $ 488,028    $2,013,395
Gain (loss) from fixed income
        securities               (72,172)        (8,544)      33,519        52,452
Total income (loss)            2,540,742     (4,374,780)     696,012     2,192,558
Net income (loss)               (298,808)    (7,151,207)  (1,038,507)      880,072
Net income (loss) per unit       (114.75)     (3,255.65)     (535.24)       529.65

Increase (decrease) in Net
        Asset Value per Unit     (881.76)     (3,297.25)     (566.56)       624.93

Net Asset Value per Unit
        at end of period       10,888.70       7,591.45     7,024.89      7,649.82

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Kenmar Advisory Corp., is the sole General Partner of the Fund. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996, is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

         MR. KENNETH A. SHEWER, age 49, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

         MR. MARC S. GOODMAN, age 54, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum,

Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

         MS. ESTHER ECKERLING GOODMAN, age 50, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined the General Partner in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent commodity trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

         Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of the General Partner.

SIGNIFICANT EMPLOYEES OF THE GENERAL PARTNER

         MR. THOMAS J. DIVUOLO, age 42, Senior Vice President responsible for account administration, oversight and risk management, joined the General Partner in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined the General Partner in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo is a 1982 graduate of Pace University with a B.B.A. degree in Public Accounting. He received his M.B.A. in Finance from Wagner College in 1990.

         MR. GARY J. YANNAZZO, age 49, Senior Vice President and Chief Financial Officer, joined the General Partner in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Mettallgesellschaft Corp., a diversified commodity marketing and trading company, with 30 worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined the General Partner, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in business administration from Seton Hall University in 1975 and his certified public accountant certification in 1977.

         MS. JOANNE D. ROSENTHAL, age 36, Senior Vice President and Director of Research, joined the General Partner in October 1999. Prior to joining the General Partner, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

         MR. MARK M. ROSSOW, age 49, Senior Vice President and General Counsel, joined the General Partner in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

ITEM 11. EXECUTIVE COMPENSATION

         The Fund has no directors or executive officers. As a limited partnership, the business of the Fund is managed by its General Partner, which is responsible for the administration of the business affairs of the Fund and receives the compensation described in Item 1 hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Fund has no directors or officers. The Fund delegates all management of the Fund's affairs to the General Partner. As of March 15, 2002, the General Partner owned approximately 12.7807 units of general partnership interests, representing a 1.17% investment in the Fund. The General Partner is indirectly and equally owned by Messrs. Shewer and Goodman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner of the Fund and manages and conducts the business of the Fund. The partnership agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Fund, its management and monitoring of the portfolio of the advisors and its assumption of the substantial financial burden of paying all the operating and administrative expenses of the Fund, the Fund currently pays the General Partner an administrative fee. For the year ended December 31, 2001, the General Partners did not receive any management fees and $99,409 in administrative fees. For the year ending December 31, 2000, the General Partner did not receive any management fees and $235,478 in administrative fees. For the year ending December 31, 1999, the General Partner did not receive any management fees and $617,880 in administrative fees. For the year ending December 31, 1998, the General Partner did not receive any management fees and $646,232 in administrative fees. In addition, the General Partner receives from the commodity brokers a portion of the brokerage commissions paid by the Fund to the commodity brokers.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1. The following financial statements of the Fund, with the independent auditor's report, are filed as part of this Form 10-K: Independent Auditor's Report; Statements of Financial Condition as of December 31, 2001 and 2000; Condensed Schedule of Investments as of December 31, 2001; Statements of Operations For the Years Ended December 31, 2001, 2000, and 1999; Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2001, 2000 and 1999; Notes to Financial Statements.

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

(b) Reports on Form 8-K:

The Fund did not file any reports on Form 8-K during the fourth quarter of 2001.

                        KENMAR PERFORMANCE PARTNERS L.P.

                                TABLE OF CONTENTS

                                                                           PAGES
                                                                           -----

Independent Auditor's Report                                                 F-2

Financial Statements

    Statements of Financial Condition
       December 31, 2001 and 2000                                            F-3

    Condensed Schedule of Investments
       December 31, 2001                                                     F-4

    Statements of Operations For the Years
       Ended December 31, 2001, 2000 and 1999                                F-5

    Statements of Changes in Partners' Capital (Net Asset Value)
       For the Years Ended December 31, 2001, 2000 and 1999                  F-6

    Notes to Financial Statements                                     F-7 - F-11

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Kenmar Performance Partners L.P.


We have audited the accompanying statements of financial condition of Kenmar Performance Partners L.P. as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenmar Performance Partners L.P. as of December 31, 2001 and 2000, and the results of its operations and the changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9. to the financial statements, in February 2002, the General Partner decided to discontinue the operations of the Partnership effective March 31, 2002.


                                    /s/ Arthur F. Bell, Jr. & Associates, L.L.C.



Hunt Valley, Maryland
February 26, 2002

                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000


                                                                              2001             2000
                                                                           -----------      -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                                $ 4,055,860      $ 5,623,780
       Unrealized gain on open contracts                                       352,412        1,599,598
                                                                           -----------      -----------

              Deposits with brokers                                          4,408,272        7,223,378

    Cash and cash equivalents                                                2,242,889        2,280,867
    Fixed income securities (cost, including accrued
       interest, - $0 and $3,027,532)                                                0        3,087,287
                                                                           -----------      -----------

              Total assets                                                 $ 6,651,161      $12,591,532
                                                                           ===========      ===========

LIABILITIES
    Accounts payable                                                       $         0      $     1,806
    Commissions and other trading fees
       on open contracts                                                        22,260           63,446
    Management fees                                                             20,295           43,186
    Incentive fees                                                                   0          467,975
    Redemptions payable                                                        119,633          647,225
                                                                           -----------      -----------

              Total liabilities                                                162,188        1,223,638
                                                                           -----------      -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 12.7807 and 18.7807 units
       outstanding at December 31, 2001 and 2000                                73,736          143,669
    Limited Partners - 1,111.9582 and 1,467.2533 units
       outstanding at December 31, 2001 and 2000                             6,415,237       11,224,225
                                                                           -----------      -----------

              Total partners' capital
                 (Net Asset Value)                                           6,488,973       11,367,894
                                                                           -----------      -----------
                                                                           $ 6,651,161      $12,591,532
                                                                           ===========      ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2001



LONG FUTURES CONTRACTS

   No. of                                                              % of Net
  Contracts      Description                            Value        Asset Value
  ---------      -----------                           --------      -----------

      87         Agricultural                          $ 13,950         0.21%
      34         Currency                                51,844         0.80%
     289         Interest rate                           11,968         0.18%
     221         Metals                                  58,731         0.91%
      62         Stock index                             48,028         0.74%
                                                       --------         ----

                 TOTAL LONG FUTURES CONTRACTS          $184,521         2.84%
                                                       --------         ----


SHORT FUTURES CONTRACTS

   No. of                                                              % of Net
  Contracts      Description                            Value        Asset Value
  ---------      -----------                           --------      -----------

     404         Agricultural                          $ 76,603         1.18%
      33         Currency                                23,582         0.36%
      17         Energy                                    (232)        0.00%
     399         Interest rate                           86,939         1.34%
      61         Metals                                 (17,933)       (0.28)%
       7         Stock index                             (1,068)       (0.01)%
                                                       --------         ----

                 TOTAL SHORT FUTURES CONTRACTS         $167,891         2.59%
                                                       --------         ----

                 TOTAL FUTURES CONTRACTS               $352,412         5.43%
                                                       ========         ====


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999



                                                           2001               2000               1999
                                                      ------------       ------------       ------------
INCOME
    Commodity trading gains (losses)
       Realized                                       $  1,696,301       $ (1,559,770)      $ (3,759,349)
       Change in unrealized                             (1,247,186)         1,538,476         (2,622,172)
                                                      ------------       ------------       ------------

              Gain (loss) from commodity trading           449,115            (21,294)        (6,381,521)
                                                      ------------       ------------       ------------

    Fixed income securities gains (losses)
       Realized                                             98,030           (269,569)          (701,954)
       Change in unrealized                                (59,755)           274,824           (249,282)
                                                      ------------       ------------       ------------

              Gain (loss) from fixed income
                 securities                                 38,275              5,255           (951,236)
                                                      ------------       ------------       ------------

    Interest income                                        270,082          1,070,571          2,603,113
                                                      ------------       ------------       ------------

              Total income (loss)                          757,472          1,054,532         (4,729,644)
                                                      ------------       ------------       ------------

EXPENSES
    Brokerage commissions                                2,282,284          6,572,337          9,129,970
    Management fees                                        431,476          1,007,719          2,114,161
    Incentive fees                                         281,348            801,239            853,963
    General Partner administrative fee for
       operating expenses                                   99,409            235,478            617,880
    Cash management service charge                             847             10,167             50,167
    Legal expenses                                          28,054             36,042             47,339
                                                      ------------       ------------       ------------

              Total expenses                             3,123,418          8,662,982         12,813,480
                                                      ------------       ------------       ------------

              NET (LOSS)                              $ (2,365,946)      $ (7,608,450)      $(17,543,124)
                                                      ============       ============       ============

NET (LOSS) PER UNIT
    (based on weighted average number
    of units outstanding during the year)             $  (1,832.81)      $  (3,622.07)      $  (4,950.97)
                                                      ============       ============       ============

 (DECREASE) IN NET ASSET
    VALUE PER UNIT                                    $  (1,880.51)      $  (4,120.64)      $  (5,297.19)
                                                      ============       ============       ============


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2001, 2000 and 1999






                                                                            Partners' Capital
                                    --------------------------------------------------------------------------------------
                                              General                 Limited                         Total
                                    --------------------------------------------------------------------------------------
                                     Units          Amount       Units          Amount          Units           Amount
                                    -------      ---------    ----------     ------------     ----------     ------------
Balances at
    December 31, 1998               53.5807      $ 914,497    3,770.9723     $ 64,361,633     3,824.5530     $ 65,276,130

Net (loss) for the year
    ended December 31, 1999                       (283,827)                   (17,259,297)                    (17,543,124)
Additions                            0.0000              0      120.8024        1,923,122       120.8024        1,923,122
Redemptions                          0.0000              0     (913.2848)     (13,967,250)     (913.2848)     (13,967,250)
                                    -------      ---------    ----------     ------------    -----------     ------------

Balances at
    December 31, 1999               53.5807        630,670    2,978.4899       35,058,208     3,032.0706       35,688,878

Net (loss) for the year
    ended December 31, 2000                       (242,535)                    (7,365,915)                     (7,608,450)
Additions                            0.0000              0        4.5920           50,000         4.5920           50,000
Redemptions                        (34.8000)      (244,466)  (1,515.8286)     (16,518,068)   (1,550.6286)     (16,762,534)
                                    -------      ---------    ----------     ------------    -----------     ------------

Balances at
    December 31, 2000               18.7807        143,669    1,467.2533       11,224,225     1,486.0340       11,367,894

Net (loss) for the year
    ended December 31, 2001                        (32,939)                    (2,333,007)                     (2,365,946)
Redemptions                         (6.0000)       (36,994)    (355.2951)      (2,475,981)     (361.2951)      (2,512,975)
                                    -------      ---------    ----------     ------------    -----------     ------------

Balances at
    December 31, 2001               12.7807      $  73,736    1,111.9582     $  6,415,237     1,124.7389     $  6,488,973
                                   ========      =========   ===========     ============    ===========     ============



                                              Net Asset Value Per Unit
                                    ---------------------------------------

                                                  December 31,
                                      2001           2000            1999
                                    ---------     ---------      ----------

                                    $5,769.31     $7,649.82      $11,770.46
                                    =========     =========      ==========



                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                          NOTES TO FINANCIAL STATEMENTS




Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A. General Description of the Partnership

           Kenmar Performance Partners L.P. (the Partnership) is a New York limited partnership. The Partnership is a multi-advisor, multi-strategy commodity pool which trades in United States (U.S.) and foreign futures and options contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

        C. Commodities

           Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

        During 1999, the General Partner rebated to certain multi-million dollar investors a portion of the compensation it receives for managing the Partnership. Such rebates were made by issuing additional units and, during 1999, amounted to $263,639. No such rebates to multi-million dollar investors occurred during 2001 or 2000.

Note 3. COMMODITY TRADING ADVISORS

        The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 0% to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement). Effective October 1, 2000, one of the commodity trading advisors pays its entire incentive fee of 10% to the General Partner. No incentive fee was earned by that commodity trading advisor during the period October 1, 2000 to December 31, 2001.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions, which amounted to $0, $0 and $8,733 in 2001, 2000 and 1999, respectively.

        The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7. TRADING ACTIVITIES AND RELATED RISKS

        The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

        For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

        The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.


           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire year)
           ---------------------------------------------------
           Net asset value per unit at December 31, 2000                                       $ 7,649.82
                                                                                               ----------
           (Loss) from operations:
                  Net investment (loss) (1), (3)                                                  (442.37)
                  Net realized and change in unrealized (loss) from trading (2), (3)            (1,438.14)
                                                                                               ----------
                         Total (loss) from operations                                           (1,880.51)
                                                                                               ----------
           Net asset value per unit at December 31, 2001                                       $ 5,769.31
                                                                                               ==========
           TOTAL RETURN                                                                            (24.58)%
                                                                                               ==========

           SUPPLEMENTAL DATA Ratios to average net asset value:
                  Expenses prior to incentive fees (4)                                              (6.18)%
                  Incentive fees                                                                    (3.10)%
                                                                                               -----------
                         Total expenses (1)                                                         (9.28)%
                                                                                               ===========
                  Net investment (loss) (1)                                                         (6.30)%
                                                                                               ===========

           Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of redemptions.

           ----------
           (1)    Excludes brokerage commissions and other trading fees.
           (2)    Includes brokerage commissions and other trading fees.
           (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (4) Excludes brokerage commissions, other trading fees and incentive fees.


Note 9. SUBSEQUENT EVENT

        In February 2002, the General Partner decided to discontinue the operations of the Partnership effective March 31, 2002. The General Partner anticipates making final liquidating redemption payments to the partners in April 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.


                                KENMAR PERFORMANCE PARTNERS L.P.


                                By:  Kenmar Advisory Corp., general partner


                                By:  /s/ Kenneth A. Shewer
                                     -------------------------------------------
                                     Kenneth A. Shewer
                                     Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2002.


                                KENMAR PERFORMANCE PARTNERS L.P.


                                By:  Kenmar Advisory Corp.,
                                     general partner


                                By:  /s/ Kenneth A. Shewer
                                     -------------------------------------------
                                     Kenneth A. Shewer
                                     Chairman and Director
                                     (Principal Executive Officer)


                                By:  /s/ Mark S. Goodman
                                     -------------------------------------------
                                     Marc S. Goodman President
                                     and Director


                                By:  /s/ Thomas J. DiVuolo
                                     -------------------------------------------
                                     Thomas J. DiVuolo
                                     Senior Vice President
                                     (Principal Financial and Accounting
                                     Officer for the Fund)