Form 10-Q
period 2002-03-31
KENMAR PERFORMANCE PARTNERS LP
filed 2002-05-14
CIK 922575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002


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

                        KENMAR PERFORMANCE PARTNERS L.P.

                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Financial Condition as of March 31, 2002 (date of
         termination) (unaudited) and December 31, 2001 (audited)                   3

         Condensed Schedule of Investments as of March 31, 2002 (date of
         termination) (unaudited)                                                   4

         Statements of Operations for the Three Months Ended March 31, 2002
         (date of termination) and 2001 (unaudited)                                 5

         Statements of Changes in Partners' Capital (Net Asset Value) for the
         Three Months Ended March 31, 2002 (date of termination) and 2001
         (unaudited)                                                                6

         Notes to Financial Statements (unaudited)                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                 15

Item 6.  Exhibits and Reports on Form 8-K                                          16

SIGNATURES                                                                         17


                        KENMAR PERFORMANCE PARTNERS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                March 31, 2002 (date of termination) (Unaudited)
                         and December 31, 2001 (Audited)



                                                                                March 31,     December 31,
                                                                                  2002            2001
                                                                               -----------    -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                                    $ 3,772,004    $ 4,055,860
       Unrealized gain (loss) on open contracts                                    (12,336)       352,412
                                                                               -----------    -----------
              Deposits with brokers                                              3,759,668      4,408,272
    Cash and cash equivalents                                                    1,759,886      2,242,889
                                                                               -----------    -----------
              Total assets                                                     $ 5,519,554    $ 6,651,161
                                                                               ===========    ===========

LIABILITIES
    Accounts payable                                                           $     5,763    $         0
    Commissions and other trading fees
       on open contracts                                                                 0         22,260
    Management fees                                                                 10,952         20,295
    Redemptions payable                                                          5,502,839        119,633
                                                                               -----------    -----------
              Total liabilities                                                  5,519,554        162,188
                                                                               -----------    -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 0.0000 and 12.7807 units outstanding at March 31, 2002
       (date of termination)
       and December 31, 2001                                                             0         73,736
    Limited Partners - 0.0000 and 1,111.9582 units outstanding at March 31, 2002 (date of termination)
       and December 31, 2001                                                             0      6,415,237
                                                                               -----------    -----------
              Total partners' capital
                 (Net Asset Value)                                                       0      6,488,973
                                                                               -----------    -----------
                                                                               $ 5,519,554    $ 6,651,161
                                                                               ===========    ===========

                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                      March 31, 2002 (date of termination)
                                   (Unaudited)






LONG FUTURES CONTRACTS

                                                               % of Net
                                                             Asset Value
                                                              (prior to
  No. of                                                     liquidating
Contracts   Description                       Value           redemptions)
---------   -----------                      --------        ------------

   35         Metals                         $ (3,145)         (0.06)%
                                             --------           ------


SHORT FUTURES CONTRACTS

                                                               % of Net
                                                              Asset Value
                                                              (prior to
  No. of                                                     liquidating
Contracts   Description                       Value          redemptions)
---------   -----------                      --------        ------------

   35         Metals                         $ (9,191)          (0.16)%
                                             ---------          ------

              TOTAL FUTURES CONTRACTS        $(12,336)          (0.22)%
                                             ========           ======





Note: The open long and short futures contracts at March 31, 2002 are offsetting positions traded on the London Metal Exchange. Such open long and short futures contracts have been offset, but as of March 31, 2002 (date of termination), such contracts have not yet been settled in cash with the broker.



                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
    For the Three Months Ended March 31, 2002 (date of termination) and 2001
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                       2002            2001
                                                    -----------    -----------
INCOME
    Commodity trading gains (losses)
       Realized                                     $   (76,067)   $ 1,927,178
       Change in unrealized                            (364,748)      (163,466)
                                                    -----------    -----------
               Gain (loss) from commodity trading      (440,815)     1,763,712
                                                    -----------    -----------

    Fixed income securities gains (losses)
       Realized                                               0         58,450
       Change in unrealized                                   0        (20,339)
                                                    -----------    -----------
               Gain from fixed income securities              0         38,111
                                                    -----------    -----------
    Interest income                                      37,390         65,628
                                                    -----------    -----------
               Total income (loss)                     (403,425)     1,867,451
                                                    -----------    -----------

EXPENSES
    Brokerage commissions                               261,971        761,313
    Management fees                                      44,987        136,822
    Incentive fees                                            0        225,686
    General Partner administrative fee for
       operating expenses                                10,204         27,637
    Legal expenses                                       15,075          5,764
                                                    -----------    -----------
               Total expenses                           332,237      1,157,222
                                                    -----------    -----------
               NET INCOME (LOSS)                    $  (735,662)   $   710,229
                                                    ===========    ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)            $   (665.53)   $    492.86
                                                    ===========    ===========
INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                  $   (652.66)   $    531.79
                                                    ===========    ===========


                             See accompanying notes.

                        KENMAR PERFORMANCE PARTNERS L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
    For the Three Months Ended March 31, 2002 (date of termination) and 2001
                                   (Unaudited)






                                                                              Partners' Capital
                                        ---------------------------------------------------------------------------------
                                              General                      Limited                        Total
                                        -------------------    ------------  ------------    ------------    ------------
                                          Units     Amount         Units        Amount          Units            Amount
                                        --------  ---------    ------------  ------------    ------------    ------------
Three Months Ended March 31, 2002

Balances at
    December 31, 2001                    12.7807  $  73,736      1,111.9582  $  6,415,237      1,124.7389    $  6,488,973

Net (loss) for the three months
    ended March 31, 2002
    (date of termination)                            (8,342)                     (727,320)                       (735,662)

Redemptions                               0.0000          0        (33.7431)     (171,072)       (33.7431)       (171,072)
                                        --------  ---------    ------------  ------------    ------------    ------------

Balances before liquidating
    redemptions                          12.7807     65,394      1,078.2151     5,516,845      1,090.9958       5,582,239

Liquidating redemptions                 (12.7807)   (65,394)    (1,078.2151)   (5,516,845)    (1,090.9958)     (5,582,239)
                                        --------  ---------    ------------  ------------    ------------    ------------

Balances at
    March 31, 2002
    (date of termination)               0.0000    $       0         0.0000   $          0         0.0000     $          0
                                        ========  =========    ============  ============    ============    ============


Three Months Ended March 31, 2001

Balances at
    December 31, 2000                    18.7807  $ 143,669      1,467.2533  $ 11,224,225      1,486.0340    $ 11,367,894

Net income for the three months
    ended March 31, 2001                              9,987                       700,242                         710,229

Redemptions                              (0.0000)         0       (136.3500)   (1,035,535)      (136.3500)     (1,035,535)
                                        --------  ---------    ------------  ------------    ------------    ------------

Balances at March 31, 2001               18.7807  $ 153,656      1,330.9033  $ 10,888,932      1,349.6840    $ 11,042,588
                                        ========  =========    ============  ============    ============    ============


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

           In February 2002, the General Partner decided to discontinue operations of the Partnership, liquidate all assets, pay all liabilities and distribute all remaining funds to the partners based on their pro rata shares of the net assets of the Partnership. The Partnership ceased trading on March 22, 2002, and final liquidating redemption payments were made on or before April 29, 2002.

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

Note 3. COMMODITY TRADING ADVISORS

        The Partnership has advisory agreements with various commodity trading advisors pursuant to which the Partnership pays monthly management fees of 1/12 of 1% (1% annually) to 1/12 of 2% (2% annually) of the net asset value under management (as defined in each respective advisory agreement) and quarterly incentive fees of 10% to 25% of the profit subject to incentive fee (as defined in each respective advisory agreement).

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

Note 6. REDEMPTIONS

        A Limited Partner could request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

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

        The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

        For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership was exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership paid or received a premium at the outset and then bore the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Partnership to potentially unlimited liability, and purchased options exposed the Partnership to a risk of loss limited to the premiums paid.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        The General Partner established procedures to actively monitor market risk and minimize credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, redemptions received.

Note 8. NET ASSET VALUE OF COMMODITY POOL AND PARTICIPATING UNITS


                                  March 31,     December 31,     March 31,       December 31,
                                    2002            2001           2001              2000
                                ------------    -----------    ------------      ------------
Total Net Asset Value           $          0    $ 6,488,973    $ 11,042,588      $ 11,367,894

Liquidating Redemptions         $  5,582,239    $         0    $          0      $          0

Number of participating units     1,090.9958     1,124.7389      1,349.6840        1,486.0340

Net Asset Value per Unit        $   5,116.65    $  5,769.31    $   8,181.61      $   7,649.82


Note 9. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of March 31, 2002 (date of termination), including the March 31, 2002 condensed schedule of investments, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002 (date of termination), and the results of operations for the three months ended March 31, 2002 and 2001.

                        KENMAR PERFORMANCE PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 10. FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2002 (date of termination) and 2001. This information has been derived from information presented in the financial statements.


                                                                            Three months ended
                                                                              March 31, 2002         Three months ended
                                                                           (date of termination)       March 31, 2001
                                                                                (Unaudited)              (Unaudited)
                                                                            -------------------     ------------------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at December 31, 2001 and 2000                 $5,769.31                $7,649.82
                                                                                  ---------                ---------
           Income (loss) from operations:
                  Net investment (loss) (1), (3)                                     (29.74)                 (229.20)
                  Net realized and change in unrealized gain
                      (loss) from trading (2), (3)                                  (622.92)                  760.99
                                                                                  ---------                ---------
                         Total income (loss) from operations                        (652.66)                  531.79
                                                                                  ---------                ---------
           Net asset value per unit at March 31, 2002 (7) and 2001                $5,116.65                $8,181.61
                                                                                  =========                =========
           TOTAL RETURN (5)                                                          (11.31)%                   6.95%
                                                                                  =========                =========
           SUPPLEMENTAL DATA
           Ratios to average net asset value:
                  Expenses prior to incentive fees (4), (6)                           (4.87)%                  (6.21)%
                  Incentive fees (6)                                                   0.00%                   (8.23)%
                                                                                   --------                 ---------
                         Total expenses (1), (6)                                      (4.87)%                 (14.44)%
                                                                                   =========                 ========
                  Net investment (loss) (1), (6)                                      (2.28)%                 (12.04)%
                                                                                   =========                 ========


Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

----------

(1) Excludes brokerage commissions and other trading fees.

(2) Includes brokerage commissions and other trading fees.

(3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(4) Excludes brokerage commissions, other trading fees and incentive fees.

(5) Not annualized.

(6) Annualized.

(7) Prior to liquidating redemptions.

RECENT DEVELOPMENTS

In February 2002, the General Partner (as defined below) decided to discontinue operations of Kenmar Performance Partner L.P. (the "Partnership"), liquidate all assets, pay all liabilities and distribute all remaining funds to the partners based on their pro rata shares of the net assets of the Partnership. The Partnership ceased trading activities on March 22, 2002, and final liquidating redemption payments were made on or before April 29, 2002. Upon completion of the redemption payments, the Partnership did not have any remaining assets or liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Partnership were used for trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, swap contracts, exchange-for-physicals, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world (collectively, "Commodities") through the retention of professional commodity trading advisors (the "Advisors").

The assets of the Partnership were deposited with commodity brokers and foreign exchange dealers (collectively, the "Commodity Brokers") in trading accounts established by the Partnership for the Advisors and were used by the Partnership as margin to engage in trading. Such assets were held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may have been placed in a custodial account with a cash manager to maximize the interest earned on assets not committed as margin.

CAPITAL RESOURCES

The Partnership did not have any capital assets.

There are three primary factors that affected the Partnership's capital resources: (1) the trading profit or loss generated by the Advisors (including interest income); (2) the capital invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (3) the capital invested or redeemed by the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner"). Until March 31, 2002 (date of termination), the General Partner maintained at all times a capital account in such amount, up to a total
of $500,000, as was     necessary for the General Partner to maintain a one
percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance were evidenced by units of general partnership interests, each of which had an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution.

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

RESULTS OF OPERATIONS

The Partnership incurred substantial charges from the payment of management and/or incentive fees to the Advisors and administrative fees to the General Partner which were payable based upon the Net Asset Value of the Partnership and without regard to the profitability of the Partnership. The brokerage commissions to the Commodity Brokers were also payable without regard to the profitability of the Partnership, although under certain circumstances such commissions were higher when Advisors experience profits and, as a result, increased their trading activity. As a result, in certain years the Partnership incurred a net loss when trading profits were not substantial enough to avoid depletion of the Partnership's assets from such fees and expenses.

The Advisors traded in various markets at different times, and prior activity in a particular market did not mean that such markets would be actively traded by an Advisor or would be profitable in the future and the Advisors traded independently of each other using different trading systems. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership performed in the past.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 2002 and 2001.

As of March 31, 2002, the Net Asset Value of the Partnership (prior to liquidating redemptions) was $5,582,239, a decrease of approximately 13.97% from its Net Asset Value of $6,488,973 at December 31, 2001. The Partnership's subscriptions and redemptions (prior to liquidating redemptions) for the quarter ended March 31, 2002 totaled $0 and $171,072, respectively. As discussed above, the Partnership ceased trading activities on March 22, 2002, and final liquidating redemption payments were made on or before April 29, 2002. For the quarter ended March 31, 2002, the Partnership had revenues comprised of $(76,067) in realized losses, $(364,748) in change in unrealized losses and $37,390 in interest income compared to revenues comprised of $1,985,628 in realized gains, $(183,805) in change in unrealized losses and $65,628 in interest income for the same period in 2001. The total income for the first quarter of 2002 decreased by $2,270,876 from the same period in 2001, while total expenses decreased by $824,985 between these periods. The Net Asset Value per Unit at March 31, 2002 decreased 11.31% from $5,769.31 at December 31, 2001 to $5,116.65 at March 31, 2002. The Partnership's negative performance for the quarter ended March 31, 2002, resulted primarily from currencies, U.S. interest rates, metals and grains.

LIQUIDITY

In February 2002, the General Partner decided to discontinue operations of the Partnership, liquidate all assets, pay all liabilities and distribute all remaining funds to the partners based on their pro rata shares of the net assets of the Partnership. The Partnership ceased trading activities on March 22, 2002, and final liquidating redemption payments were made on or before April 29, 2002.

Although there was no public market for the Units, a Limited Partner could redeem its Units in the Partnership as of any month-end occurring six months or more after such investment was made.

With respect to the Partnership's trading, in general, the Advisors endeavored to trade only Commodities that had sufficient liquidity to enable them to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it would not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there was little or no trading in a particular futures or forward contract that the Partnership was trading, whether such illiquidity was caused by any of the above reasons or otherwise, the Partnership may have been unable to execute trades at favorable prices and/or may have been unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Commodity.

In addition, certain Advisors traded on futures markets outside the United States on behalf of the Partnership. Certain foreign exchanges may have been substantially more prone to periods of illiquidity than United States exchanges.

Further, certain Advisors trade forward contracts which were not traded on exchanges; rather banks and dealers act as principals in these markets. The Commodity Futures Trading Commission does not regulate trading on non-U.S. futures markets or in forward contracts.

The Partnership's trading may also have been impacted by the various conflicts of interest among the Partnership and the General Partner, the Advisors and the Commodity Brokers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk was influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments were traded. There was no material change, during the three months ended March 31, 2002, in the sources of the Partnership's exposure to market risk.

The General Partner had procedures in place intended to control the Partnership's exposure to market risk, although there was no assurance that it succeeded in doing so. These procedures focused primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and an overall Partnership basis. While the General Partner did not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may have urged Advisors to reallocate positions, or itself reallocated Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions were unusual. Except in cases in which it appeared that an Advisor had begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consisted of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1985, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Sections 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D promulgated thereunder. The sales qualified as an exempt offering under Rule 506 of Regulation D because they were made solely to "accredited investors," as defined by Regulation D. Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws. Units were offered monthly at a price per Unit equal to the then current Net Asset Value per Unit, with a required minimum subscription of $25,000 for new investors other than individual retirement accounts ("IRAs") and qualified retirement plans and Keogh Plans ("Plans") and $10,500 for IRAs, Plans and existing Limited Partners, which minimums could have been waived by the General Partner in its sole discretion. A subscriber could subscribe for Units in excess of the foregoing minimum amounts. There was no maximum number of Units that could be purchased or sold.

During the first quarter of 2002, there were no Units sold.

In February 2002, the General Partner decided to discontinue operations of Partnership, liquidate all assets, pay all liabilities and distribute all remaining funds to the partners based on their pro rata shares of the net assets of the Partnership. The Partnership ceased trading activities on March 22, 2002, and final liquidating redemption payments were made on or before April 29, 2002.

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

        (b) Reports on Form 8-K.


The Partnership did not file any reports on Form 8-K during the first quarter of 2002.

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


                                           KENMAR PERFORMANCE PARTNERS L.P.


                                           By: Kenmar Advisory Corp.,
                                               general partner


Dated: May 14, 2002                     By: /s/  Kenneth A. Shewer
                                           -------------------------------------
                                            Kenneth A. Shewer
                                            Chairman
                                            (Duly Authorized Officer of the
                                              General Partner)




Dated: May 14, 2002                     By: /s/  Thomas J. DiVuolo
                                           -------------------------------------
                                            Thomas J. DiVuolo
                                            Senior Vice President
                                            (Principal Financial and Accounting
                                             Officer of the Registrant)